Form 10QSB
period 1996-12-31
APEX MINERALS CORP
filed 1997-02-26
CIK 1019507

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 1996

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

          Commission File Number: 333-5302-D

                    APEX MINERALS CORPORATION
        (Exact name of Registrant as specified in charter)

     Delaware                                87-0543383
State or other jurisdiction of               I.R.S. Employer I.D. No.
incorporation or organization

57 West 200 South, Suite 310, Salt Lake City, Utah          84101
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code:  (801) 359-9309

Indicate by check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes [X]  No [  ]       (2)  Yes  [X]    No  [  ]

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At February 25, 1997 there were 4,750,000 shares of the Registrant's Common Stock outstanding.

                        Apex Minerals Corporation and Subsidiary
                            (a development stage company)
                              Consolidated Balance Sheet



                              ASSETS

                                      December 31,      June 30,
                                         1996            1996
                                     (unaudited)      (audited)

CURRENT ASSETS
   Cash                             $       -         $     3,964
   Prepaid mining leases (Note 1)         4,667             1,313

     Total Current Assets                 4,667             5,277



OTHER ASSETS

   Mining claims (Note 1)                11,919            10,569
   Organizational costs (Note 1)            615               696
   Prepaid offering costs                 2,767                -

     Total Other Assets                  15,301            11,265

     TOTAL ASSETS                   $    19,968       $    16,542


                 Apex Minerals Corporation and Subsidiary
                      (a development stage company)
                 Consolidated Balance Sheet (Continued)



                LIABILITIES AND STOCKHOLDERS' EQUITY

                                       December 31,        June 30,
                                          1996               1996
                                       (unaudited)        (audited)

CURRENT LIABILITIES
   Bank overdraft                     $        1         $      -
   Accounts payable -
    related party (Note 2)                24,100            15,000
   Accrued expenses                          100               100

     Total Current Liabilities            24,201            15,100

   Minority interests                        835             1,202

STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000
   sharesat $.001 par value; 4,750,000
   shares issued and outstanding           4,750             4,750
   Capital in excess of par value          5,992             5,992
   Retained deficit (accumulated during
    the development stage)                (15,810)         (10,502)

     Total Stockholders' Equity            (5,068)             240


     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY            $    19,968        $  16,542


                Apex Minerals Corporation and Subsidiary
                    (a development stage company)
          Consolidated Unaudited  Statements of Operations






                                                                  For the Period
            For the Three Months Ended   For the Six Months Ended From Inception
                   December 31,               December 31,        to December 31
                1995        1996          1995         1996            1996


REVENUE

Consulting
 Revenue     $     -    $      -        $     -      $     -      $       7,250

Total Revenue      -           -              -            -              7,250

EXPENSES

General and
 Administrative
 Expense        2,713       2,081          10,487        5,675           23,325

Total Expenses  2,713       2,081          10,487        5,675           23,325

OTHER INCOME
 (EXPENSES)

Loss
 attributable to
 minority
 interests         -          179             -            367              415
                   -          179             -            367              415

Net (loss)
 before
 provision
 for taxes     (2,713)     (1,902)        (10,487)      (5,308)         (15,660)

Provision
for Taxes
(Note 1)           -           -              -            -                150
Net income
 (loss)      $ (2,713)  $  (1,902)      $ (10,487)   $  (5,308)   $     (15,810)

Loss Per
 Share
 (Note 1)    $     -    $      -        $     -      $     -      $        -

Average
shares
outstanding 3,300,000   4,750,000       3,300,000    4,750,000        3,938,888


                        Apex Minerals Corporation and Subsidiary
                            (a development stage company)
                    Consolidated Statements of Stockholders' Equity





                                             Capital in
                          Common Stock       Excess of   Retained     Minority
                       Shares      Amount    Par Value   (Deficit)    Interests
Balance, July 1,
 1995                    -        $     -    $     -     $     -     $     -

Issuance of shares
 for cash at $.001    3,300,000      3,300         -           -           -

Issuance of shares
 for services at
 $.001 (Note 2)       1,300,000      1,300         -           -           -

Issuance of shares
 for services at
 $.0134 (Note 2)        150,000        150       1,863         -           -

Capital contribution
 by shareholder/
 officer (Note 2)          -            -        4,129         -           -

Issuance of
 subsidiary stock
 for services &
 state mining
 claims (Note 2)           -            -          -           -         1,250

Net (loss) for
 the year                  -            -          -        (10,502)       (48)

Balance, June 30,
 1996                 4,750,000   $  4,750   $   5,992   $  (10,502) $   1,202

Net (loss) for
 the period                -            -          -         (5,308)      (367)

Balance, December
 31, 1996             4,750,000   $  4,750   $   5,992   $  (15,810) $     835


                   Apex Minerals Corporation and Subsidiary
                       (a development stage company)
                  Consolidated Statements of Cash Flows


                                  For the Six     For the Six   For the Period
                                  Months Ended    Months Ended  From Inception
                                  December 31,    December 31,  to December 31,
                                     1995             1996            1996
CASH FLOWS FROM
 OPERATING ACTIVITIES
 Net income (loss)                $    (10,487)   $     (5,308)  $     (15,810)
 Items not requiring cash flow:
  Amortization                              48              81             192
  Mining leases                          8,700           3,646           3,646
  Increase in accounts payable            -                  1             101
  Issuance of stock for services          -                -             3,688
  Minority share of net loss              -               (367)           (415)

     Net Cash (Used) by
      Operating Activities              (1,739)         (1,947)         (8,598)


CASH FLOWS FROM
 INVESTING ACTIVITIES

  Cash paid for:
   Mining claims                        (2,069)         (1,350)        (11,294)
   Prepaid mining leases               (10,575)         (7,000)         (8,313)
   Prepaid offering costs                 -             (2,767)         (3,324)

Net cash (used) by
 Investing Activities                  (12,644)        (11,117)        (22,931)

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Issuance of common stock               3,300             -             3,300
  Loans from related parties             6,900           9,100          24,100
  Capital contribution by
   related parties                       4,129             -             4,129

     Net Cash provided by
      Financing Activities        $     14,329    $      9,100   $      31,529

NET INCREASE (DECREASE) IN CASH   $         54    $     (3,964)  $         -

CASH AT BEGINNING OF PERIOD               -              3,964             -

CASH AT END OF PERIOD             $         54    $        -     $         -



Supplemental Cash Flow
 Information
  Cash paid for:
    Interest                      $       -       $        -      $        -
    Income taxes                  $       -       $        -      $         50

Non Cash Flow Information
 Stock issued for:
   Services                       $       -       $        -      $      3,688
   Organization Costs                     -                -               250
   Mining claims                          -                -               625

                                  $       -       $        -      $      4,563

                    Apex Minerals Corporation and Subsidiary
                          (a development stage company)
                Notes to the Consolidated Financial Statements


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Company was incorporated in the State of Delaware on July 10, 1995 for the primary purpose of acquiring mining claims. In July and August 1995 the Company located 45 unpatented lode mining claims known as the Dix Apex #1 through #45 inclusive, in the Tutsagubet Mining District in Washington County, Utah. An additional 25 unpatented lode mining claims known as the Dix Apex #46 through #70 inclusive, were located in the same mining district in December 1995.

      The Company's 90% owned subsidiary, Apex Minerals of Utah, Inc. (Apex
Utah) was incorporated in June 1996 for the purpose of holding title to the Utah mining claims. These claims were transferred in June 1996. In November 1996, Apex Utah purchased an additional 9 mining claims and part of a 10th mining claim in the same vicinity as the six Apex claims.

      The Company exchanged all of its interest in the mining claims and the prepaid mining leases for 9,000 shares of the subsidiary. Another 1,000 shares were issued to other parties for various services rendered and two state mining leases (See Note 2).

      In the future, the Company will recognize it's revenues from the sale of mineral and mining claims and may conduct studies and perform research and consultation from time to time.

      Loss Per Share

      The computations of loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

      Provision for Income Taxes

      Minimum state income taxes have been accrued. Due to operating losses, no federal income tax has been accrued.

      Cash and Cash Equivalents

      For the purposes of the statements of cash flows, cash and cash equivalents are defined as demand deposits at banks and certificates of deposits with maturities less than three months.

      Consolidation

      The consolidated financial statements as of June 30, 1996 and December 31, 1996 include the accounts of the parent company, Apex Minerals Corporation, and its majority owned subsidiary Apex Minerals of Utah, Inc. All significant intercompany transactions and accounts have been eliminated.

                     Apex Minerals Corporation and Subsidiary
                       (a development stage company)
                  Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Organization Costs

      Organization costs of the Company are being amortized over 60 months. Total amortization costs for the six months was $81.

      Development Stage Company

      The Company has yet to fully develop any material income from its stated primary objective and it is classified as a development stage company. All income, expenses, cash flows and stock transactions are reported since inception

      Mining Claims

      The Company has acquired several mining claims in Washington county in the state of Utah. The Company has expended funds in staking the claims and making the proper filings with the appropriate county, state and federal agencies.

      Prepaid Mining Leases

      Each year, the Bureau of Land Management charges $100 per mining claim which is to be paid in advance for the fiscal year September 1 to August 31. The Company has prepaid its lease on the mining claims to August 31, 1997.

NOTE 2  - RELATED PARTY TRANSACTIONS

      During the period, an officer and shareholder has provided loans for operating cash for the Company. Total loans made to the Company during the six month period ending December 31, 1996 was $9,100. Total loans advanced since inception is $24,100 The loans are non-interest bearing and payable on demand.

NOTE 3 - INTERIM FINANCIAL STATEMENTS

      The unaudited financial statements for the three and six months ended December 31, 1996 were prepared from the books and records of the Company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the Company as of December 31, 1996. The results of the three and six months are not indicative of a full year of operation for the Company.

                                APEX MINERALS CORPORATION
                                   December 31, 1996

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company has had no material revenues from operations since its inception in July 1995. During the year ended June 30, 1996, the Company generated revenue of $7,500 from consulting services performed by one of the officers of the Subsidiary for a local mining company. The Company has not generated any revenue during the first six months ended December 31, 1996. Although the Company may conduct studies or perform research and consulting services for other mining companies in the future, it is not anticipated that such revenues will be material to the operations of the Company.

    The Company has filed an SB-2 registration with the Securities and Exchange Commission to sell a minimum of 300,000 ($75,000) shares and a maximum of 800,000 shares ($200,000) to the public. Management believes that the equity funding received by the Company through this offering, will allow the Company to operate through August 1998. Except for the previous loans of management in the amount of $24,000 through December 31, 1996, the sole fixed obligation of the Company is the payment of the annual maintenance fees to the BLM and the State of Utah which would equal approximately $15,000 through August 1998. The Company does not anticipate the need to raise this offering are raised, the Subsidiary intends to seek additional mining properties and/or conduct limited geologic evaluation of the current or additional mining properties in the form of a limited drilling program or otherwise. Other than the purchase of office equipment and furniture from the funds in excess of the minimum amount raised, if any, the Company anticipates no additional purchases of equipment.

    Management anticipates that the $17,500 allocated from the use of proceeds from the offering will be adequate to provide the operating capital necessary to locate a suitable joint venture partner or other party interested in the mining properties and to pay operating expenses through August 1998.

                    PART II  OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS

    None

    ITEM 2.  CHANGES IN SECURITIES

    None

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

                        APEX MINERALS CORPORATION
                           December 31, 1996

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

    ITEM 5.  OTHER INFORMATION

    None

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    None


    (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter covered by this report.

                                    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          Apex Minerals Corporation


Date: February 25, 1997                   By /s/ Howard M. Oveson
                                          Howard M. Oveson,
                                          Principal Financial Officer