Form 10QSB
period 1997-03-31
APEX MINERALS CORP
filed 1997-09-23
CIK 1019507

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31,  1997

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

Indicate by check whether the Issuer (1) has filed all reports required to be filed by section 13 or
15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90
days.  (1)  Yes [X]  No [  ]       (2)  Yes  [X]    No  [  ]

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At September 16, 1997 there were 4,750,000 shares of the Registrant's
Common Stock outstanding.







               APEX MINERALS CORPORATION AND SUBSIDIARY
                    (a development stage company)
                      Consolidated Balance Sheet


                                ASSETS

                                                    March 31,       June 30,
                                                    1997
                                  1996
                                                    (unaudited)
                               (audited)

CURRENT ASSETS

Cash                                  $        624         $          3,964
   Prepaid mining leases (Note 1)              3,247 1,313

     Total Current Assets                      3,871 5,277



OTHER ASSETS

   Mining claims (Note 1)                     11,919 10,569
   Organizational costs (Note 1)                 575 696
   Prepaid offering costs                      3,612 -

     Total Other Assets                       16,106 11,265

     TOTAL ASSETS                          $        19,977      $    16,542


                APEX MINERALS CORPORATION AND SUBSIDIARY
                      (a development stage company)
                  Consolidated Balance Sheet (Continued)


                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    March 31,
June 30,
                                            1997                1996
                                                    (unaudited)
(audited)

CURRENT LIABILITIES

   Accounts payable - related party (Note 2)        $     26,100  $  15,000
   Accrued expenses                              100         100

     Total Current Liabilities                26,200      15,100

   Minority interests                            648       1,202

STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
    at $.001 par value; 4,750,000  shares  issued
    and outstanding                            4,750       4,750
   Capital in excess of par value              1,863       1,863
   Retained deficit (accumulated during
    the development stage)                   (13,484)    ( 6,373)

     Total Stockholders' Equity               (6,871)        240

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  19,977       $   16,542
                APEX MINERALS CORPORATION AND SUBSIDIARY
                      (a development stage company)
            Consolidated Unaudited  Statements of Operations



                                     For the Period
                                For the Three Months Ended
 For the Nine Months Ended              From Inception
                                March 31,
 March 31,                              to March 31,
                    1996                1997                1996
         1997                1997


REVENUE

Consulting Revenue       $7,250      $     -     $  7,250  $  -    $7,250

Total Revenue     7,250           -           7,250         -         7,250


EXPENSES

General and Administrative Expense     1,951       1,990       12,138  7,665
               25,315

Total Expenses    1,951           1,990       12,138       7,665      25,315

OTHER INCOME (EXPENSES)

  Loss attributable to minority interests     -          187     -       554
                  602
  Gain on sale of stock     -           -          4,129         -     4,129
                        -           187      4,129       554     4731

Net profit (loss) before provision
 for taxes             5,299           (1,803   )  (759   )    (7,111)
(13,33 4)

Provision for Taxes (Note 1)      50          -               50       -
                  150

Net income (loss)   $  5,249           $(1,803  )  $    (809) $(7,111)
$(13,484)

Loss Per Share (Note 1)     $-   $     -     $   -     $  -         $-


Average shares outstanding  3,500,000   4,750,000  3,366,667  4,750,000
            4,054,761
                  APEX MINERALS CORPORATION AND SUBSIDIARY
                        (a development stage company)
               Consolidated Statements of Stockholders' Equity



                                                   Capital in

                                                  Common Stock
                               Excess of           Retained
  Minority
                              Shares      Amount             Par Value
                   (Deficit)             Interests

Balance, July 1, 1995            -     $    -     $   -     $    -     $ -


Issuance of shares for cash
 at $.001                   3,300,000      3,300      -          -      -

Issuance of shares for services
 at $.001 (Note 2)          1,300,000      1,300      -          -      -

Issuance of shares for services
 at $.0134 (Note 2)           150,000        150     1,863       -      -

Issuance of subsidiary stock for
 services & state mining claims (Note 2)        -          -            -
-                                 1,250

Net (loss) for the year          -       -            -     ( 6,373
                          (48       )

Balance, June 30, 1996  4,750,000  $   4,750  $  5,992  $ ( 6,373)       $
 1,202

Net (loss) for the period        -          -             -            (7,111)
(55   4)

Balance, March 31, 1997     4,750,000  $   4,750      $5,992      $(13,484
     $                    648















                APEX MINERALS CORPORATION AND SUBSIDIARY
                      (a development stage company)
                  Consolidated Statements of Cash Flows

                                       For the Nine        For the Nine
For the Period
                                       Months Ended        Months Ended
From Inception
                                       March 31,           March 31,
to March 31,                    1996        1997        1997

CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net income (loss)                     $    (809) $ (7,111) $ (13,484)
 Items not requiring cash flow:
  Amortization                                84       121        232
  Mining leases                            9,999     5,506      5,506
  Increase in accounts payable              -         -           100
  Issuance of stock for services                 300       -            3,688
  Minority share of net loss                -         (554)      (602)

     Net Cash (Used) by
      Operating Activities                 9,574    (2,038)    (4,560)

CASH FLOWS FROM
 INVESTING ACTIVITIES

  Cash paid for:
   Mining claims                          (2,069)   (1,790)   (11,734)
   Prepaid mining leases                 (13,950)   (7,000)    (8,313)
   Prepaid offering costs                   -       (3,612)    (4,169)

     Net cash (used) by
      Investing Activities               (16,019)  (12,402)   (24,216)

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Issuance of common stock                 3,300          -             3,300
  Loans from related parties              11,000    11,100     26,100

     Net Cash provided by
      Financing Activities             $  14,300  $ 11,100  $  29,400

NET INCREASE (DECREASE) IN CASH        $    7855  $ (3,340) $     624

CASH AT BEGINNING OF PERIOD           -              3,964       -

CASH AT END OF PERIOD                  $    7855  $    624  $     624




               APEX MINERALS CORPORATION AND SUBSIDIARY
                    (a development stage company)
                Consolidated Statements of Cash Flows

                                       For the Nine        For the Nine
For the Period
                                       Months Ended        Months Ended
From Inception
                                       March 31,           March 31,
to March 31,
                                       1996                1997        1997


Supplemental Cash Flow Information
  Cash paid for:
    Interest                           $    -     $-        $    -
    Income taxes                              50          $-          $    50

Non Cash Flow Information
 Stock issued for:
   Services                            $     300          $-          $ 3,688
   Organization Costs                       -             -               250

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

      Provision for Income Taxes

The Company adopted Statement of Financial Standards No. 109 "Accounting for
      Income taxes" in the fiscal year ended June 30, 1996.

Statement of Financial Accounting Standards No. 109 " Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements
      or tax returns.

      Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at June 30, 1996 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.



               APEX MINERALS CORPORATION AND SUBSIDIARY
                    (a development stage company)
            Notes to the Consolidated Financial Statements


NOTE 1-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Provision for Income Taxes (continued)

The Company has cumulative net operating loss carry forwards of approximately
      $10,000 at June 30, 1996. No effect has been shown in the financial statements for the net operating loss carry forwards as the likelihood of future tax benefit from such net operating loss carry forwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carry forwards, estimated based upon current tax rates of $3400 at June 30, 1996 have been offset by valuation reserves of the same amount. The net change in deferred tax asset and offsetting valuation
      reserve amounted to $0 for 1996.

      The Company has available $10,000 in federal income tax carry forwards that will begin to expire in the year 2011.

      Cash and Cash Equivalents

      For the purposes of the statements of cash flows, cash and cash equivalents are defined as demand deposits at banks and certificates of deposits with maturities less than three months.

      Consolidation

  The consolidated financial statements as of June 30, 1996 and March 31, 1997 include the accounts of the parent company, Apex Minerals Corporation, and its majority owned subsidiary Apex Minerals of Utah, Inc. All significant intercompany transactions and accounts have been eliminated.

      Organization Costs

Organization costs of the Company are being amortized over 60 months. Total amortization costs for the nine months was $121.

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


               APEX MINERALS CORPORATION AND SUBSIDIARY
                    (a development stage company)
            Notes to the Consolidated Financial Statements

NOTE 1-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Prepaid Mining Leases

Each year, the Bureau of Land Management charges $100 per mining claim which is to be paid in advance for the fiscal year September 1 to August 31.
The Company
      has prepaid its lease on the mining claims to August 31, 1997. The state of Utah also charges for leases on mining claims within the state. State leases are prepaid through December 31, 1997.

NOTE 2  - RELATED PARTY TRANSACTIONS

      During the period, an officer and shareholder has provided loans for operating cash for the Company. Total loans made to the Company during the nine month period ending March 31, 1997 was $11,100. Total loans advanced since inception is
      $26,100  The loans are non-interest bearing and payable on demand.

NOTE 3 - INTERIM FINANCIAL STATEMENTS

      The unaudited financial statements for the three and nine months ended March 31,
   1997 were prepared from the books and records of the Company.  Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the Company as of March 31, 1997.
      The results of the three and nine months are not indicative of a full year of operation for the Company.

NOTE 4 - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.


               APEX MINERALS CORPORATION AND SUBSIDIARY
                    (a development stage company)
            Notes to the Consolidated Financial Statements


NOTE 5 - FAIR VALUES OF FINANCIAL INSTRUMENTS

      The following listing of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", The carrying amounts and fair value of the Company's financial instruments at March 31, 1997 and June 30, 1996 are as follows:


   March 31, 1997      June 31, 1996

                           CarryingAmountsFairCarryingAmountsFair
                                     Values              Values


        Cash and Cash Equivalents$     624$    624$    3964$   3964

        Accounts Payable
        Including Current    26,200   25,556    15,000    14,631
        Maturities


     The following methods and assumptions were used by the Company
in         estimating its fair value
                       disclosures for financial instruments:

                Cash and Cash Equivalents
The carrying amounts reported on the balance sheet for cash and cash
equivalents         approximate
                their fair value.

                Notes Payable
The fair values of notes payable are estimated using discounted cash
flow         analyses (90 days)
based on the Company's incremental borrowing rate as the discount rate (10%).

                              APEX MINERALS CORPORATION
                                    March 31, 1997

                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has had no material revenues from operations since its
inception         in July 1995.
During the year ended June 30, 1996, the Company generated revenue of $7,500
from         consulting
services performed by one of the officers of the Subsidiary for a local mining
company         and $4,129
        from the gain of sale of stock that was sold to the company by an
officer/Director.          The Company has
not generated any revenue during the first nine months ended March 31, 1997.
Although         the
Company may conduct studies or perform research and consulting services for
other         mining
companies in the future, it is not anticipated that such revenues will be
material         to the operations of
        the Company.

  The Company has filed an SB-2 registration with the Securities and
Exchange         Commission to sell
        a minimum of 300,000 ($75,000) shares and a maximum of 800,000 shares
($200,000)         to the public.
 Management believes that the equity funding received by the Company through
this         offering, will
allow the Company to operate through August 1998.  Except for the previous
loans         of management
in the amount of $26,100 through March 31, 1997, the sole fixed obligation of
the         Company is the
 payment of the annual maintenance fees to the BLM and the State of Utah which
would         equal
approximately $15,000 through August 1998.  The Company does not anticipate
the         need to raise
this offering are raised, the Subsidiary intends to seek additional mining
properties         and/or conduct
limited geologic evaluation of the current or additional mining properties in
the         form of a limited
drilling program or otherwise.  Other than the purchase of office equipment
and         furniture from the
funds in excess of the minimum amount raised, if any, the Company anticipates
no         additional
        purchases of equipment.

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

                   ITEM 2.  CHANGES IN SECURITIES

            None

                    ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            None



                              APEX MINERALS CORPORATION
                                    March 31, 1997

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

Apex Minerals
Corporation


        Date: September 16, 1997           By /s/ Howard M. Oveson
                                                  Howard M. Oveson
                                                  Principal Financial Officer