Form 10KSB
period 1997-06-30
APEX MINERALS CORP
filed 1997-10-14
CIK 1019507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB

(Mark One)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACTO OF 1934

     For the fiscal year ended June 30, 1997

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class          Name of each exchange on which registered
        None                                       N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each class          Name of each exchange on which registered
        None                    N/A

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes
[X]  No [   ]       (2)  Yes  [X]    No  [   ]
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.     [X]

State issuer's revenues for its most recent fiscal year:     $-0-

State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by using the closing sale price has been indeterminable within the past 60 days as there has been no market for the stock.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At October 1, 1997 there were 5,055,800 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference: Exhibits from the Registrant's registration statement on Form SB-2 (file no. 333-5302-D) are incorporated by reference into Part III hereof.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Apex Minerals Corporation (the "Company") was incorporated in the State of Delaware on July 10, 1995. In June 1996 it exchanged and transferred all of its ownership interest in certain mining claims for 90% of the outstanding stock of Apex Minerals of Utah, Inc., a Utah corporation incorporated on June 7, 1996, a majority owned subsidiary of the Company (hereinafter the "Subsidiary"). The Company's principal executive offices are located at 57 West 200 South, Suite 310, Salt Lake City, Utah 84101. Its telephone number is (801) 359-9300.

     In July and August 1995 the Company located 45 unpatented lode mining claims known as the Dix-Apex #1 through #45, inclusive, in the Tutsagubet Mining District in Washington County, Utah. An additional 25 unpatented lode mining claims known as the Dix Apex #46 through #70, inclusive, in the same mining district were located in December 1995 by the Company. These claims were transferred to the Subsidiary in June 1996. Also in June 1996 the Subsidiary acquired two Utah state mineral leases in the same mining district. The state mining leases were purchased from Gaylon W. Hansen, a principal shareholder of the Company, and an officer and a director of the Subsidiary, in return for 5% of the outstanding common stock of the Subsidiary. In November 1996 the Company located nine additional unpatented lode claims known as the Dix Apex #71 through #79, inclusive, and a fraction of #80, also located in the Tutsagubet Mining District in Washington County, Utah. Since its inception, neither the Company nor its Subsidiary has conducted any significant activities on these mining properties.
     During the year ended June 30, 1997, the Company filed a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission to raise up to $200,000 through the sale of up to 800,000 shares at $0.25 per share. At June 30, 1997, none of the shares had been sold pursuant to such offering. Following the year-end, and through the date of this report, the Company has raised $76,450 through the sale of 305,800 shares.

Proposed Activities

     The Company proposes to use the proceeds from its stock offering to maintain the current mining properties owned by the Subsidiary and to seek joint venture partners or others interested in exploring these properties for possible germanium and gallium commercial mineralization. In addition, the Company may seek to acquire additional mining claims either in the same mining district or elsewhere in locations which management determines to be favorable mining and/or exploration areas. The Company may perform certain limited geophysical, geologic, and other testing and evaluation studies on theses mining properties with a view to making further determinations as to the prospects of placing such properties into eventual production. The Company does not intend to participate significantly in any possible mining activities on such properties, but rather will attempt to locate joint venture partners and/or other interested parties to bring such properties into production. The participation of the Company will depend upon the nature of the joint venture or other arrangement; however, it is possible that one or more members of management of the Company or its Subsidiary would be actively involved in the mining activities of any such arrangement. However, in most instances, it is anticipated that the Company will not be in a position to contribute to significant exploration or mining activities on these properties. It may also be possible that the Company would transfer its interest in the current properties for a non-participating interest in any such possible mining venture. For example, the Company may sell the properties for cash and/or other consideration, which in turn may be used for other future exploration or mining or other projects of the Company.

     Management of the Company and the Subsidiary have and will continue to review other geologic or geographic areas to locate and identify prospects deemed to be favorable for possible exploration or mining activity. When and if a favorable area has been located, management will determine whether such properties may be available for exploration or mining activities.

     Where federal land, that is, public domain, is involved, lode mining claim location notices must be filed with the Office of the Bureau of Land Management (the "BLM") in the state where the acreage is located. The claim procedures for federal lode mining claims require that the locator distinctly mark the location on the ground so that its boundaries can be readily traced and making a record of the name or names of the locators, date of location, and a description of the claim or claims located by reference to some natural object or permanent monument that will identify the claim. Leases issued by the BLM are perpetual so long as the locator pays the annual maintenance fee of $100 per claim due by August 31st of each year, and makes the required filings with the BLM and the county in which the claims are located.

     State leasing programs, typically on sections of land reserved by the federal government to support schools in the states. In the State of Utah metalliferous mineral leases are granted for a base term of ten years, and for as long thereafter as the leased substances are produced in commercial quantities. The annual lease fee on Utah leases is $1.00 per acre, and for each fractional part thereof, and the State of Utah is granted a royalty of 8% for fissionable metalliferous minerals, and 4% on non-fissionable metalliferous minerals, produced from the leased lands.

     Fee exploration and/or mining leases on private and/or located on mineral claim properties are obtained from the individual landowners pursuant to negotiations. Generally, leases run from one to ten years, have a negotiated royalty reserved to the landowners, and often involve an amount of first year lease bonuses. In addition, fee leases many times require that the lessee engage in exploration and/or mining activities on the acreage within a specified time period.

     Management of the Company anticipates that the majority of the net proceeds of its offering will be loaned to the Subsidiary for maintenance and possibly limited exploitation of the properties. Such loans to the Subsidiary will be evidenced by promissory notes secured by the interest of the Subsidiary in the mining properties. The Subsidiary intends to reserve from the proceeds sufficient funds to pay the annual maintenance fees on its existing properties through August 1998. In addition, the Company intends to repay loans to current officers and directors for previous location costs and maintenance fees on its existing properties.

     Management anticipates that a significant portion of the proceeds of its offering will be used in reimbursing management for expenses involved in locating suitable joint venture partners or locating other parties interested in the properties. If only the minimum amount of proceeds is raised, the Company and its Subsidiary will not maintain a separate office, but will use the facilities of its secretary/treasurer, who has agreed to provide office space for the Company and the Subsidiary at no cost until sufficient funds are available to locate a separate office. The Company will reimburse such officer for out-of-pocket expenses involved with the use of such office by the Company and the Subsidiary such as long distance telephone expenses, copy costs, etc. The office will be shared with other unrelated entities and activities of such person. If sufficient funds in excess of the minimum amount of its offering are raised, the Company and the Subsidiary intend to seek and maintain a separate office for their activities.

     Management anticipates that it will use its contacts in the mining industry to locate potential joint venture partners or others interested in the mining properties held by the Subsidiary. The Company will use the proceeds from its offering to assemble geophysical surveys and other geologic and other data on the properties and/or adjoining properties and present the same to potential joint venture partners and others along with a proposal by the Company relating to further disposition of the properties. In addition, if sufficient funds are raised in excess of the minimum amount of proceeds, it is anticipated that members of management will perform additional geologic exploration on the properties, including limited exploration drilling activities. The Subsidiary anticipates compensating such individuals at competitive rates for any such labor performed, subject to approval of the board of directors of the Subsidiary, excluding the vote of any interested party.
Competition

     The Company and the Subsidiary will compete with a number of mining and exploration entities, most of whom have resources much greater than those of the Company and the Subsidiary. In particular, the Properties adjoining those held by the Subsidiary are held by Preussag Cominco, a company significantly larger than the Company in resources and personnel. The Company believes that the experience of its officers and directors, and the management of the Subsidiary, in the mining industry will allow it to compete favorably with such larger entities in locating suitable joint venture partners or others interested in the properties, and in locating and acquiring additional mineral properties of potential economic merit in the future.

Regulation

     In order to commence mining operations on the Subsidiary's properties, an operator would be required to file an application for and receive mining permits from the BLM, the State of Utah, and other regulatory bodies before mining operations could commence. Federal law requires that prior to commencing operations, the operator must submit a reclamation plan which includes an environmental assessment or an environmental impact statement which sets forth the plan of operation, assesses the impact of the operations on the local environment, and specifies the extent and type of reclamation which would be required. Such plan would also require the posting of a bond. No assurance can be given that a mining permit would be approved or issued for any mining operations on the Subsidiary's properties. Compliance with such requirements could be costly and time consuming.

     Any future mining operations on the properties would also be subject to existing federal, state, and local laws and regulations relating to employee health and safety. The Company is unable to estimate the cost of such compliance which would be borne by a joint venture partner or other operator. In general, mining and milling operations are subject to compliance with the regulations promulgated under the federal Mining and Minerals Policy Act of 1970 and the requirements of the federal Occupational Safety and Health Administration (OSHA), as well as equivalent state regulations.

     Management anticipates that in negotiations with potential joint venture partners, such joint venture partners will be contractually obligated to bear the cost of compliance with environmental laws, including the posting of a bond, if required, for future reclamation work. However, if such entity is unable to comply with such environmental laws, it is anticipated that the Company would be responsible for such compliance, the cost of which could be substantial depending upon the type of mining operation on such property.

     Failure to comply with applicable governmental regulations could result in enforcement proceedings by appropriate agencies. Compliance with existing regulations and those that may come into existence in the future may have a substantial impact upon the capital expenditures relating to operation of any mining operation on the properties and could adversely affect its overall operations.

Employees

     At October 1, 1997, neither the Company nor its Subsidiary had any employees, and management does not anticipate retaining any employees in the immediate future. However, the Company may retain the services of some or several of its officers and directors, or the management of the Subsidiary, to perform geological and other services on an as-needed basis, for which the Company intends to compensate such persons at market rates.

ITEM 2.  DESCRIPTION OF PROPERTY

General

     The Company has located 70 unpatented lode mining claims located on BLM property in the Tutsagubet Mining District, Washington County, Utah. The claims are designated as the Dix-Apex #1 through #70, inclusive. These claims have been assigned to the Subsidiary. In addition, in January 1996, Gaylon Hansen, an officer and director of the Subsidiary, and a principal shareholder of the Company, acquired tow Utah state school trust lands metalliferous leases in the same mining district. The state leases are designated as ML 47201 and ML 47202. These state leases have also been assigned to the Subsidiary. The claims are located in the central Beaver Dam Mountains in Washington County, Utah, approximately 10 air miles west of St. George, Utah. The claims owned by the Company surround claims held by Preussag Cominco (see Map 2). The following table sets forth the BLM serial number and the claim name for each of the 70 BLM claims held by the Subsidiary:

          BLM Serial Number               Claim Name

          UMC357712-728               Dix-Apex #1-#17
          UMC357729                    Dix-Apex Fraction #18
          UMC357730-733               Dix-Apex #19-#22
          UMC357734                    Dix-Apex Fraction #23
          UMC357735-740               Dix-Apex #24-#29
          UMC357741                    Dix-Apex Fraction #30
          UMC357742-755               Dix-Apex #31-#44
          UMC357756                    Dix-Apex #45 Fraction
          UMC359470                    Dix-Apex Fraction #46
          UMC359471-492               Dix-Apex Fraction #47-#68
          UMC359493                    Dix-Apex Fraction #69
          UMC359494                    Dix-Apex #70
          UMC361376-384               Dix-Apex #71-#79
          UMC361385                    Dix-Apex Fraction #80

     The property on which the Subsidiary's claims are located is without known mineral ore reserves and the proposed program is exploratory in nature. However, beginning in 1984 several members of present management were affiliated with various entities which conducted exploratory activities on the current properties. Gaylon W. Hansen, an officer and a director of the Subsidiary, and a principal shareholder of the Company, located a number of claims, including the ones presently owned by the Company. In approximately 1986 such claims were transferred to a corporation of which Mr. Hansen was an executive officer and a director. Mr. Gay, an officer and a director of the Subsidiary, and Mr. Kastelic, an officer and a director of the Subsidiary and the Company, were both affiliated with such entity and performed geologic services on such properties, including the properties owned by the Subsidiary. Funding for such entity was exhausted in 1987 and the claims were returned to Mr. Hansen who transferred them to an unrelated entity in approximately 1989. The claims were ultimately abandoned by such new entity in approximately 1993 when the mining laws were amended to require the current maintenance fees.

Access to the Property

     Access to the property is by U.S. Highway 91, approximately 20 miles by road westerly from St. George, Utah.

Geology

     The property is located in the Beaver Dam Mountains in the southwest region of the State of Utah, which trend toward the northwest from the Virgin River. The property elevations are generally 4,000 to 5,000 feet high, but some peaks reach a maximum of 7,700 feet. The rock formations of this mountain range consist of Precambrian to Triassic in age and consist mainly of sedimentary limestones and dolomites.

     The oldest rocks are mica and hornblende schists cut by pegmatite dykes. These are overlain by several hundred feet of red quartzite with beds of fine conglomerate. Above this are several hundred feet of sandy shale, sandstone and arenaceous limestone and then thick-bedded limestone (600 to 800 feet of blue limestone and 600 to 800 feet of grey lime-stone). This sequence is overlain by thin-bedded limestone and, finally, sandstone.

     The sediments strike generally toward the northwest and dip shallowly to the east and west. They are part of a basin and range fault block, that is, faulted along the western margin and tilted toward the east. Major and minor faulting is also present within the block. The sedimentary rock formations have been folded into a major eroded anticlinal structure throughout the mountain range of this district. The axis of this anticlinal structure trends northwest and plunges gently to the southeast and northwest.

     The property on which the claims of the Subsidiary are located contains fault fissure veins which host the main type of mineralization in the district. In addition to the vein type mineralization, there is a connected bedding controlled type of mineralization, which occurs within the bedded strata of the Pennsylvanian Callvile formation, which forms the principle rock unit on the flanks of the anticlinal structure. This structure encompasses an area of approximately 15 miles long and approximately 5 miles wide.

     Certain fault fissure veins and bedded deposits which occur within the anticlinal structures contain minerals such as copper, lead, zinc, silver, germanium and gallium.

     Mining history in the district includes production of copper as early as 1870 and more recently the production of germanium and gallium in the 1980s. Notable in the district is the Apex Mine which is the first mine in the world to be operated primarily for the production of germanium and gallium.
However, the Apex mine has been inactive since approximately 1991. Although management does not have any direct knowledge of the specific reasons for such closure, management believes that the principal reason that the mine has been inactive since 1991 was because the current owner of the mine, at the time of purchase, chose to close the mine and sell the operating plant because of the lower price of gallium and germanium in the early 1990s. Mr. Lawrence R. Bernst ein, a director of the Subsidiary, has had extensive experience in performing research on the Apex Mine, particularly for the U.S. Geological Survey. (See "Management.") In addition, Mr. Gaylon Hansen, an officer and director of the Subsidiary, has performed significant independent geological work within the mining district which includes the Apex mine. However, other than such geological work performed for others or themselves, no officer or director of the Company or the Subsidiary has had any relationship with, or interest in, such mine or its owners or operators. Management believes that the mineralization on the claims held by the Subsidiary are similar to the mineralization of the Apex Mine which is surrounded by the Subsidiary's claims. However, there is no assurance that commercial quantities of gallium or germanium exist on the claims held by the Subsidiary.

Gallium

     Gallium is a scarce element currently produced predominantly as a byproduct of aluminum and zinc recovery. Its production is controlled by a small number of companies worldwide. Gallium is probably best know for its use in gallium arsenide and related semiconductors, as well as for medical purposes. At present, new gallium supply (as opposed to recycled gallium) is obtained predominately from the processing of bauxite to recover aluminum, with a small amount coming from the processing of zinc ores. The supply of gallium in the U.S. and Europe (and probably Japan) is currently dominated by the French chemical company, Rhone-Poulenc, which probably controls well over half of the supply in these areas. There has not been any domestic gallium production in many years. However, two U.S. companies, Recapture Metals, Inc. of Blanding, Utah, and Eagle-Picher Industries, Inc. of Quapaw, Oklahoma, recover and process gallium from scrap or other sources.

     About 95% of gallium n the U.S. is used in gallium arsenide and related materials. In 1995, about 65% of gallium went into optoelectronic devices, such as light emitting diodes (LEDs), laser diodes, photdetectors, and solar cells. Integrated circuits used about 33%, with the remainder going into research, alloys, pharmaceuticals, and other uses.

     The published prices for gallium have risen sharply since 1995 due primarily to increased demand of gallium in integrated circuits and LEDs, the disrupted supply from the former Soviet Union, as well as the concentrated control of the supply.

Germanium
     Although originally used in certain electronic applications, germanium is currently used primarily in fiber optics, infrared optics, catalysts, phosphors, and medicinal compounds. Germanium is a very scarce element and is produced almost entirely as a byproduct of zinc recovery. The price of germanium has increased more than 500% in the last year. This increase is believed due to increased demand, particularly for fiber optics and catalysts, and the exhaustion of stockpiles and disruption of supply from countries of the former Soviet Union.

     Production of germanium is mainly from the U.S., China, France, and Germany. In the U.S. germanium concentrates are produced by Savage Zinc, Inc. from its Tennessee mines, and from the RedDog Mine in Alaska by Cominco. Several companies produce germanium from scrap or other secondary sources.

Title

     The owner of an unpatented mining claim holds possessory title to the claim. Possessory title is not legal title in the usual sense of that term, nor does it arise out of any instrument or grant by the United States or out of any action taken by any officer or agency of the state or federal governments. Only when a claim is patented is there any affirmative government grant under which legal title vests in the usual concept of property ownership. Possessory title arises as a matter of law out of the performance by the locator of the claim of certain acts of location, including the staking of claim boundaries and the making of certain record filings in compliance with the requirements of federal and state laws. The validity of an unpatented mining claim cannot be conclusively determined by an inspection of public records. It is dependent upon the legal availability of the lands at the time the location is made and the validity of the mineral discovery within the boundaries of each claim, in compliance with federal, state and local laws relative to location procedures. Prior to 1992 possessory title was maintained against subsequent location by the annual performance of labor or improvements on or for the benefit of each mining claim. Since 1992 possessory title for persons holding ten or more claims is maintained by payment of an annual claim fee of $100. The Company believes it has met these requirements.

     The Company believes the unpatented mining claims it holds have been located in compliance with the applicable state and federal mining laws and generally accepted standards in the mining industry. The Company is not aware at the present time of any material conflicts with other parties concerning the claims and believes it has valid possessory right in those claims.

Maps

     The following maps appear after this page:

          1. A map indicating the location of the claims in the State of Utah.

     2.A land status map showing the various lode claims and leases comprising the property.
     Map 2 shows the claims held by the Subsidiary, as well as claims held by other entities. The claims held by the Subsidiary should not be confused with the other claims which are owned and operated by other entities in which neither the Company nor the Subsidiary has any interest.

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company, any of its properties, nor its Subsidiary is a party to any material pending legal proceedings or government actions, including any material bankruptcy, receivership, or similar proceedings. Management of the Company does not believe that there are any material proceedings to which any director, officer or affiliate of the Company or its Subsidiary, any owner of record of beneficially of more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or its Subsidiary or has a material interest adverse to the Company or its Subsidiary.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 1997.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is presently no public trading market for the common stock of the Company, and there has been no reported bid price of the Company's common stock.

     Since its inception the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

     At October 1, 1997, the Company had approximately 18 shareholders of record. The Company acts as its own transfer agent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company has had no material revenues from operations since its inception in July 1995. During the year ended June 30, 1997, the Company generated no revenue. Although the Company may conduct studies or perform research and consulting services for other mining companies in the future, it is not anticipated that such revenues will be material to the operations of the Company.

     Management believes that the equity funding received by the Company through its offering will allow the Company to operate through August 1998. Except for the previous loans and services by shareholders in the aggregate amount of $41,100, the sole fixed obligation of the Company is the payment of the annual maintenance fees to the BLM and the State of Utah which would equal approximately $15,000 through August 1998. The Company does not anticipate the need to raise additional funds in the next 12 months. If sufficient funds in excess of the minimum amount of its offering are raised, the Subsidiary intends to seek additional mining properties and/or conduct limited geologic evaluation of the current or additional mining properties in the form of a limited drilling program or otherwise. Other than the purchase of office equipment and furniture from the funds in excess of the minimum amount raised, if any, the Company anticipates no additional purchases of equipment.

     Management anticipates that the $27,500 allocated from the use of proceeds will be adequate to provide the operating capital necessary to locate a suitable joint venture partner or other party interested in the mining properties.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page of this annual report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Orton & Company, P.C. were previously the principal accountants for the Company. On September 23, 1997, the Board of Directors approved the engagement of the firm of Crouch, Bierwolf, & Chisholm to replace Orton & Company, PC, which declined to stand for reelection as the Certifying Accountants for the Company.

     In connection, with the audit of the previous fiscal year ended June 30, 1996, there were no disagreements with Orton & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, and said firm has not advised the Company of any reportable events.

     The accountants' report of Orton & Company on the consolidated financial statements of the Company and subsidiary as of and for the year ended June 30, 1996 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified as to uncertainty, audit scope, or accounting principles.


PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

General
     The officers and directors of Apex Minerals Corporation are as follows:

          William R. Kastelic          President and Director
          Howard M. Oveson          Secretary/Treasurer and Director

     The officers and directors of the Subsidiary, Apex Minerals of Utah, Inc., are as follows:

          William R. Kastelic          President and Director
          S. Parker Gay, Jr.          Vice-president and Director
          Gaylon W. Hansen          Secretary/Treasurer and Director
          Lawrence R. Bernstein, Ph.D.     Director

     Set forth below is the business experience and biographical information on each of the executive officers and directors of Apex Minerals Corporation and Apex Minerals of Utah, Inc.:

     WILLIAM R. KASTELIC, has been a director of Apex Minerals Corporation since February 1996, and has been President since June 1996. He has also been a director and the president of Apex Minerals of Utah, Inc. since its inception in June 1996.Since 1988 Mr. Kastelic has been self-employed as an independent consultant in areas of geology, mining, metallurgy, project evaluation, and environmental compliance. He received a bachelor of science degree in geological engineering in 1953 from the University of Utah, and a business administration degree in business administration in 1970 from the same university. Age 71.

     HOWARD M. OVESON, has been a director and the secretary/treasurer of Apex Minerals Corporation since July 1995. Since 1980 Mr. Oveson has been self-employed as a business consultant to private and public companies. He is also a director of Yellow Gold of Cripple Creek, Inc., a Colorado corporation, and Golden Maple Mining and Leaching Company, Inc., a Montana corporation, both of which companies are reporting companies. Age 64.

     GAYLON W. HANSEN, was a director and the president of Apex Minerals Corporation from July 1995 until June 1996. He has been a director and the secretary/treasurer of Apex Minerals of Utah, Inc. since its inception in June 1996. Since 1984 Mr. Hansen has been self-employed as an independent geologist, engaged in identifying and acquiring selected high technology mineral deposits, and especially including the identification of gallium and germanium mineral occurrences and their ore deposits. He received a bachelor of science degree in geology in 1960 from Westminster College, Salt Lake City, Utah. Age 64.

     LAWRENCE R. BERNSTEIN, was a director of Apex Minerals Corporation from May 1996 until June 1996. He has been a director of Apex Minerals of Utah, Inc. since its inception in June 1996. Since 1992 he has been the director of Terrametrix, Menlo Park, CA, where he has performed chemical, geological, biomedical, and materials research and analysis. Also since 1992 he has been employed as the minerals editor for the International Centre for Diffraction Data, Newtown Square, PA, where he is the editor for scientific publications and an international database. From 1990 to 1992 he was employed as a senior research scientist and laboratory director for Yaskawa Electric Manufacturing Company, Inc., Mountain View, CA, where he performed materials science research. Dr. Bernstein graduated from Harvard University, Cambridge, Massachusetts, with a bachelor of arts degree in geology (highest honors) in 1977 and a master of arts degree in geology in 1978. He received a doctorate degree in geology in 1985 from Stanford University, Stanford, CA. Dr. Bernstein is the author of numerous articles, including the following relating to gallium and germanium: Geology and Mineralogy of the Apex Mine, Washington County, Utah. U.S. Geological Survey Open File Report 85-511 (1985); Germanium Geochemistry and Mineralogy. Geochimica et Cosmochimica Acta, 49, 2409-2422 (1985); and Geology and Mineralogy of the Apex Germanium-Gallium Mine, Washington County, Utah. U.S. Geological Survey Bulletin 1577 (1986). Dr. Bernstein is a member of the Mineralogical Society of America; Sigma Xi; and the American Geophysical Union. Age 40.

     S. PARKER GAY, JR., was a director of Apex Minerals Corporation from February 1996 until June 1996. He has been a director and a vice-president of Apex Minerals of Utah, Inc. since its inception in June 1996. Since 1971 he has been the owner and operator of Applied Geophysics, Inc., Salt Lake City, Utah, involved in uranium, base metal, iron ore, and oil and gas exploration, utilizing air, ground, and helicopter geophysical methods in the U.S., Mexico, and Central and South America. Mr. Gay received a bachelor of science from the Massachusetts Institute of Technology in 1952, and a master of science degree in geophysics from Stanford University, Stanford, CA, in 1961. Mr. Gay is the author of numerous articles and three books on geology. He is a member of the Society of Exploration Geophysicists (Vice-president, 1974-1975); the European Association of Exploration Geophysicists; the American Institute of Mining Engineers (Geophysical Unit Chairman, 1969); the Utah Geological Association; the Utah Geophysical Society (President, 1971-1973); the Geological Society of Peru (Director, 1962-1964); and the New Basement Tectonics Committee. Age 65

     Each director of the Company is elected to hold office until the next annual meeting of the shareholders and until his or her successor is elected and duly qualified. Each officer of the Company is appointed to hold office until the first meeting of the Board of Directors immediately following the annual meeting of shareholders. There are no family relationships among any of the directors or executive officers of the Company or its Subsidiary.

Compliance with Section 16(a) of the Exchange Act

     The Company's common stock is not registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, and therefore no disclosure is required pursuant to this item.

ITEM 10.  EXECUTIVE COMPENSATION

     There has been no compensation awarded to, earned by, or paid to any of the executive officers of the Company or its Subsidiary during the years ended June 30, 1997 or 1996, except that Mr. Gay, Mr. Bernstein, and Mr. Kastelic each received 150,000 shares of common stock of the Company in partial consideration of accepting appointments as officers and/or directors of the Company or the Subsidiary during the year ended June 30, 1996.
     Neither the Company nor its Subsidiary has a written employment contract with any of its officers.

     Under Utah law the Company is entitled to pay compensation to its directors, unless the articles or bylaws provide otherwise. The Company has not adopted a policy of compensating its directors, and neither the Company's Articles of Incorporation, nor the current Bylaws prohibit such payments. The Company and the Subsidiary have agreed to reimburse their officers and directors for out-of-pocket expenses relating to their activities as officers or directors.

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of October 1, 1997, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                    Amount and Nature
Name and Address          of Beneficial
of Beneficial Owner          Ownership<F1>                       Percent of
Class

Howard M. Oveson<F2>          1,650,000                          32.64%
57 West 200 South
Suite 310
Salt Lake City, Utah 84101

Gaylon W. Hansen              1,650,000                          32.64%
1780 Shaleh Meadows Road
#6-C
Salt Lake City, UT 84117

Ronald N. Vance               1,000,000                          19.78%
57 West 200 South
Suite 310
Salt Lake City, UT 84101

William R. Kastelic             150,000                           2.97%
7124 Brent Lane
Salt Lake City, UT 84121

S. Parker Gay, Jr.              150,000                           2.97%
3801 Barbara Way
Salt Lake City, UT 84117

Lawrence R. Bernstein           150,000                           2.97%
107 Gilbert Avenue
Menlo Park, CA 94025

Executive Officers and
Directors as a Group
(2 Persons)                   1,800,000                           35.6%

    Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

    In addition, Mr. Oveson beneficially owns 300 shares, or 3%, of the outstanding shares of common stock (no par value) of Apex Minerals of Utah, Inc., the majority owned Subsidiary of the Company.

     There are no arrangements, known to the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The founders of the Company were Gaylon W. Hansen, a current officer and director of the Subsidiary, and a principal shareholder of the Company, and Howard M. Oveson, an officer, a director, and a principal shareholder of the Company. On or about July 11, 1995, each of the organizers of the Company paid $1,650 cash consideration for 1,650,000 shares each of the Common Stock of the Company.

     In June 1996 the Subsidiary acquired two Utah mineral leases from Mr. Hansen, who had received such leases from the State of Utah in January 1996. In return, the Subsidiary issued 500 shares, or 5%, of its authorized and outstanding stock to Mr. Hansen in return for such leases. The Board of Directors of the Subsidiary determined that the consideration for such the issuance of such stock was adequate. Mr. Hansen had a cost basis in such claims of approximately $1,250. (See Item 2. Description of Properties.)

     Mr. Hansen may perform geologic services for the Subsidiary pertaining to its properties, for which he will be paid market rates, subject to the approval of the Board of Directors of the Subsidiary, excluding the vote of Mr. Hansen as a director.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are included in this report:

          Report of Crouch, Bierwolf & Chisholm, Certified Public Accountants Balance Sheet at June 30, 1997
          Statements of Operations for the fiscal years ended June 30, 1997 and 1996, and for the period from inception (July 10, 1995) through June 30, 1997
          Statements of Stockholders' Equity from July 10, 1995, through June 30, 1997
          Statement of Cash Flows for the fiscal years ended June 30, 1997 and 1996, and for the period from inception (July 10, 1995) through June 30,1997
          Notes to Financial Statements

     (a)(2) Exhibits. The following exhibits are included as part of this report:

     Exhibit No.     Description of ExhibitPage

      3.1          Certificate of Incorporation                              *

      3.2          By-Laws of the Company currently in effect                *

      4.1          Form of certificate evidencing shares of Common Stock     *

     10.1          Quit Claim Deed dated June 18, 1996 transferring the
                   BLM mining claims to the Subsidiary                       *

     10.2          Utah Mineral Lease No. 47201                              *

     10.3          Utah Mineral Lease No. 47202                              *

     10.4          Utah Mineral Lease Assignment re ML 47201                 *

     10.5          Utah Mineral Lease Assignment re ML 47202                 *

     10.6          Amended Utah Mineral Lease Assignment re ML 47201         *

     10.7          Amended Utah Mineral Lease Assignment re ML 47202         *

     16.1          Letter on change in certifying accountant                **

     23.1          Consent of Crouch, Bierwolf & Chisholm

          *Incorporated by reference from the Company's registration statement on Form SB-2 filed with the Securities and Exchange Commission, file no.333-5302-D.

          **Incorporated by reference from the Company's Current Report on Form 8-K dated September 23, 1997.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the forth quarter of the fiscal year ended June 30, 1997. However, a report dated September 23, 1997, was filed in connection with the change of accountants.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   Apex Minerals Corporation

Date: October 10, 1997
                                   By: /s/ William R. Kastelic
                                          William R. Kastelic, President and
            Chief Executive Officer


                                   By: /s/ Howard M. Oveson
                      Howard M. Oveson, Chief Financial
            Officer

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacitates and on the dates indicated.


By: /s/ William R. Kastelic                         October 10, 1997
       William R. Kastelic, Director


By: /s/ Howard M. Oveson                         October 10, 1997
       Howard M. Oveson, Director

APEX MINERALS CORPORATION AND SUBSIDIARY
(a development stage company)

Consolidated Financial Statements

June 30, 1997

C O N T E N T S


Independent Auditors' Report                             3

Consolidated Balance Sheet                               4

Consolidated Statement of Operations                     6

Consolidated Statement of Stockholders' Equity           7

Consolidated Statement of Cash Flows                     8

Notes to the Consolidated Financial Statements          10

INDEPENDENT AUDITORS' REPORT






To the Board of Directors and Stockholders
Apex Minerals Corporation

We have audited the accompanying consolidated balance sheet of Apex Minerals Corporation (a Delaware Corporation) and subsidiary (a development stage company) as of June 30, 1997 and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended and for the period from inception (July 10,1995) to June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Apex Minerals Corporation and subsidiary as of June 30, 1996, were audited by other auditors whose report dated July 8, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apex Minerals Corporation and subsidiary as of June 30, 1997 and the results of its operations and its cash flows for the year then ended and for the period from inception (July 10, 1995) to June 30, 1997, in conformity with generally accepted accounting principles.






Salt Lake City, Utah
October 9, 1997

Apex Minerals Corporation and Subsidiary
(a development stage company)
Consolidated Balance Sheet
June 30, 1997

ASSETS


CURRENT ASSETS

   Cash                                          $          247
   Prepaid mining leases (Note 1)                         1,612

     Total Current Assets                                 1,859



OTHER ASSETS

   Mining claims (Note 1)                                10,569
   Organizational costs (Note 1)                            534
   Prepaid offering costs (Note 5)                        3,947

     Total Other Assets                                  15,050

     TOTAL ASSETS                                $       16,909


















See Accountants' Report and Notes to Financial Statements




(continued) Apex Minerals Corporation and Subsidiary
(a development stage company)
 Consolidated Balance Sheet (Continued)
June 30, 1997


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

   Accounts payable - related party (Note 2)               $          41,100
   Accrued expenses and accounts payable                               2,430

     Total Current Liabilities                                        43,530

   Minority interests                                                    338

STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
    at $.001 par value; 4,750,000  shares  issued and
   outstanding                                                         4,750
   Capital in excess of par value                                      1,863
   Retained deficit (accumulated during the development
   stage)                                                            (33,572)

     Total Stockholders' Equity                                      (26,959)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $       16,909

      Apex Minerals Corporation and Subsidiary
(a development stage company)
Consolidated Statement of Operations

                                                                 For the
                                                               Period from
                                                              July 10, 1995
                                                               (Inception)
                     For the year ended June 30,               to June 30,
REVENUE                     1997            1996                  1997

   Consulting Revenue     $  -       $     7,250              $     7,250

     Total Revenue           -             7,250                    7,250


EXPENSES

General and Administrative
 Expense                     27,913       17,650                   45,563

     Total Expenses          27,913       17,650                   45,563

OTHER INCOME (EXPENSES)

  Loss attributable to
 minority interests             864           48                      912
 Gain on Sale of Stock (Note 2) -          4,129                    4,129
                                864        4,177                    5,041
Net (loss) before provision
 for taxes                  (27,049)      (6,223)                 (33,272)

 Provision for Taxes (Note 1)   150          150                      300

Net income (loss)     $     (27,199)  $   (6,373)           $     (33,572)

Loss Per Share (Note 1)
                      $        (.01)  $     (.00)           $        (.01)

Average shares
outstanding               4,750,000    3,533,333                4,141,666

Apex Minerals Corporation and Subsidiary
(a development stage company)
Consolidated Statement of Stockholders' Equity



                                              Capital
                                                in
                        Common Stock         Excess of     Retained  Minority
                  Shares          Amount     Par Value    (Deficit)  Interests

Balance, July 10,
 1995                  -         $     -     $       -    $       - $     -

Issuance of
shares for cash
at $.001          3,300,000        3,300             -            -       -

Issuance of
shares for
services at
$.001 (Note 2)    1,300,000        1,300             -            -       -

Issuance of
shares for
services at
$.0134 (Note 2)     150,000          150           1863           -       -

Issuance of
subsidiary stock
for services &
state mining
claims (Note 2)        -               -              -           -   1,250
Net (loss) for
the year               -               -         (6,373)                (48)

Balance,
June 30, 1996     4,750,000        4,750          1,863      (6,373)  1,202

Net (loss) for
the year               -               -              -     (27,199)   (864)
                  4,750,000     $  4,750     $    1,863   $ (33,572) $  338

Apex Minerals Corporation and Subsidiary
(a development stage company)
Consolidated Statement of Cash Flows
For the Period Ended

                                                             For the period
                                                             July 10, 1995
CASH FLOWS FROM                                                     to
 OPERATING ACTIVITIES       June 30, 1997    June 30, 1996   June 30, 1997

 Net income (loss)          $     (27,199)   $       6,373)        (33,572)
 Items not requiring cash
 flow:
  Amortization                        161              111             272
  Increase in accrued
  expenses and accounts
  payable                          17,330              100           2,430
  Issuance of stock for
  services                              -            3,688           3,688
  Minority share of net
  loss                               (864)             (48)           (912)

     Net Cash (Used) by
      Operating Activities        (10,572)          (2,522)        (28,094)

CASH FLOWS FROM
 INVESTING ACTIVITIES

  Cash paid for:
   Mining claims                        -           (9,944)         (9,944)
   Prepaid mining leases             (299)          (1,313)         (1,612)
   Organization costs                   -             (557)           (557)
   Prepaid offering costs          (3,947)               -          (3,947)
     Net cash (used) by
      Investing Activities         (4,246)         (11,814)        (16,060)

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Issuance of common stock              -            3,300           3,300
  Loans from related parties       11,100           15,000          41,100

     Net Cash provided by
      Financing Activities         11,100           18,300          44,400

NET INCREASE (DECREASE) IN CASH    (3,717)           3,964             247

CASH AT BEGINNING OF PERIOD         3,964                -               -

CASH AT END OF PERIOD           $     247      $     3,964       $     247







(continued)

Apex Minerals Corporation and Subsidiary
(a development stage company)
Consolidated Statement of Cash Flows (continued)
For the Period Ended

                                                             For the Period
                                                              July 10, 1995
                                                                   to
Supplemental Cash Flow
Information               June 30, 1997     June 30, 1996     June 30, 1997
  Cash paid for:
    Interest              $           -     $           -     $           -
    Taxes                            50                50               100


Non Cash Flow Information
  Stock issued for:
    Services              $           -     $       3,688     $       3,688
    Organization costs                -               250               250
    Mining claims                     -               625               625

Apex Minerals Corporation and Subsidiary
(a development stage company)
Notes to the Consolidated Financial Statements


NOTE 1-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated in the State of Delaware on July 10, 1995 for the primary purpose of acquiring mining claims. In July and August 1995 the Company located 45 unpatented lode mining claims known as the Dix Apex #1 through #45 inclusive, in the Tutsagubet Mining District in Washington County, Utah. An additional 25 unpatented lode mining claims known as the Dix Apex #46 through #70 inclusive, were located in the same mining district in December 1995. Another ten claims (#71 to #80) were added in December 1996.

The Company's 90% owned subsidiary, Apex Minerals of Utah, Inc. was incorporated in June 1996 for the purpose of holding title to the Utah mining claims. These claims were transferred in June 1996.

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

Deferred income taxes result from temporary differences in the recognition of
accounting transactions for tax and financial reporting purposes.   There were
no temporary differences at June 30, 1997 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

     Apex Minerals Corporation and Subsidiary
(a development stage company)
Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Income Taxes

The Company has cumulative net operating loss carryforwards of approximately $33,000 at June 30, 1996. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates of $11,000 at June 30, 1997 have been offset by valuation reserves of the same amount. The net change in deferred tax asset and offsetting valuation reserve amounted to $0 for 1997.

The Company has available $33,000 in net operating loss carryforwards that will begin to expire in the year 2011.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, cash and cash equivalents are defined as demand deposits at banks and certificates of deposits with maturities less than three months.

Consolidation

The consolidated financial statements as of June 30, 1997 include the accounts of the parent company, Apex Minerals Corporation, and its majority owned subsidiary Apex Minerals of Utah, Inc. All significant intercompany transactions and accounts have been eliminated.

     Organization Costs

Organization costs of the Company are being amortized over 60 months. Total amortization costs for the year 1997 was $161.

     Development Stage Company

The Company has yet to fully develop any material income from its stated primary objective and it is classified as a development stage company. All income, expenses, cash flows and stock transactions are reported since inception.

     Mining Claims

The Company has acquired several mining claims in Washington county in the state of Utah. The Company has expended funds in staking the claims and making the proper filings with the appropriate county, state and federal agencies.

           Apex Minerals Corporation and Subsidiary
(a development stage company)
Notes to the Consolidated Financial Statements


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

NOTE 2  - RELATED PARTY TRANSACTIONS

During 1997, two shareholders have provided loans and legal services for the Company. Total contributions made to the Company during 1997 was $26,100 ($15,000 in services and $11,100 in cash). The loan is non-interest bearing and payable on demand.

During 1996, 450,000 shares of the parent corporation (Apex) and 800 shares of the subsidiary corporation (Apex-Utah) were issued to various officers and directors for services rendered including the staking of two state mining
leases in the same district as the BLM mining claims.   300,000 shares of Apex
were issued at a stated value of $.001 for total consideration of $300 for services rendered and 150,000 shares were issued at a stated value of $.0134 for total consideration of $2,013 for services rendered. The fair value of
the services rendered was the estimated value of the stock issued.   The 800
shares of Apex-Utah were issued at a value of $1.25 per share, the same value placed on the 9,000 shares issued for the mining claims and prepaid leases (book value).

During the year ended June 30, 1996, a shareholder/officer/director sold stock to the Company for total consideration of $100. The Company sold the stock for $4,229.

NOTE 3 - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

     Apex Minerals Corporation and Subsidiary
(a development stage company)
Notes to the Consolidated Financial Statements

NOTE 4 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following listing of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", The carrying amounts and fair value of the Company's financial instruments at June 30, 1997 and June 30, 1996 are as follows:


                             June  30, 1997              	June 30, 1996

                 		Carrying Amounts		Fair Values		Carrying Amounts		Fair Values

Cash and Cash
Equivalents        	$  	247          $      	247 	$         	3,964	 $ 	  3,964
Accounts Payable
Including Current
Maturities	       	  41,100		             40,089            15,000		    14,631

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

NOTE 5 - SUBSEQUENT EVENT

In August 1997, the Company completed a public offering of 300,000 shares at $0.25 per share for total consideration of $75,000. The Company expended $3,947 in accounting, legal, registration and other miscellaneous costs in preparation of the registration.


ACCOUNTANT'S CONSENT


We hereby consent to the use of our audit report of Apex Minerals Corporation and subsidiary dated October 9, 1997 for the year ended June 30, 1997 in the 10 - KSB annual report.

/s/ Crouch, Bierwolf, & Chisholm

October 9, 1997
Salt Lake City, Utah