Form 10QSB
period 1997-09-30
APEX MINERALS CORP
filed 1997-11-21
CIK 1019507

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30,  1997

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

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 17, 1997 there were 5,055,800 shares of the Registrant's
Common Stock outstanding.







               APEX MINERALS CORPORATION AND SUBSIDIARY
                    (a development stage company)
                      Consolidated Balance Sheet


                                ASSETS

                                                    September 30,   June 30,
                                                    1997
                                  1997
                                                    (unaudited)
                               (audited)

CURRENT ASSETS

   Cash                                    $        17,602      $            247
   Prepaid mining leases (Note 1)              7,443 1,612
   Accounts receivable-related party                25,000      -

     Total Current Assets                     50,045 1,859



OTHER ASSETS

   Mining claims (Note 1)                     10,569 10,569
   Organizational costs (Note 1)                 494 534
   Prepaid offering costs                       -    3,947

     Total Other Assets                       11,063 15,050

     TOTAL ASSETS                          $        61,108      $    16,909


                APEX MINERALS CORPORATION AND SUBSIDIARY
                      (a development stage company)
                  Consolidated Balance Sheet (Continued)


                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    September 30,
June 30,
                                            1997                1997
                                                    (unaudited)
(audited)

CURRENT LIABILITIES

   Accounts payable - related party (Note 2)        $     21,144  $  41,100
   Accrued expenses                            3,000       2,430

     Total Current Liabilities                24,144      43,530

   Minority interests                            120         338

STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
    at $.001 par value; 5,055,800 and 4,750,000
    shares  issued and outstanding             5,056       4,750
   Capital in excess of par value             74,060       1,863
   Retained deficit (accumulated during
    the development stage)                   (42,272)    (33,572)

     Total Stockholders' Equity               36,844     (26,959)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 61,108           $   16,909
                APEX MINERALS CORPORATION AND SUBSIDIARY
                      (a development stage company)
            Consolidated Unaudited  Statements of Operations



                                                  For the Period
                                For the Three Months Ended            From
Inception
                                September 30,
      to September 30,
                    1997                1996                1997


REVENUE

   Consulting Revenue       $-          $     -     $  7,250

     Total Revenue       -             -           7,250


EXPENSES

General and Administrative Expense     8,918       3,594       54,481

     Total Expenses    8,918           3,594       54,481

OTHER INCOME (EXPENSES)

Loss attributable to minority interests      218          184     1,13

  Gain on sale of stock     -           -          4,129
                        -           184      5,259

Net profit (loss) before provision
 for taxes            (8,700)          (3,410   )  (41,972)

   Provision for Taxes (Note 1)        -           -              300


Net income (loss)   $ (8,700 )         $(3,410  )  $ (42,272)

Loss Per Share (Note 1)     $-          $     -     $   -

Average shares outstanding  4,953,867   4,750,000  4,231,911
                APEX MINERALS CORPORATION AND SUBSIDIARY
                      (a development stage company)
                  Consolidated Statements of Cash Flows

                       For the Three         For the Three
     For the Period
                       Months Ended         Months Ended
       From Inception
             September 30,         September 30,
                     to September 30,
            1997        1996                    1997

CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net income (loss)              $(8,700) $  (3,410) $(42,272)
 Items not requiring cash flow:
  Amortization                       41         40       313
  Mining leases                   2,168      1,896     2,168
  Increase in accounts payable                 570          (95      )
                3,000
Issuance of stock for services   -             -                   3,688
  Minority share of net loss            (218     ) (191    )   (1,130)

     Net Cash (Used) by
      Operating Activities              (6,139   ) (1,760  )  (34,233)

CASH FLOWS FROM
 INVESTING ACTIVITIES

  Cash paid for:
   Mining claims                   -              -         (9,944  )
   Prepaid mining leases                (8.000   ) (7,000  )   (9,612)
   Prepaid offering costs               -          (459    )   (3,947)
   Organization costs                   -          -             (557)

     Net cash (used) by
      Investing Activities              (8,000   ) (7,459  )  (24,060)

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Issuance of common stock              76,450     -           79,750
  Loans to related parties              (44,956 )  5,300       (3,856)

     Net Cash provided by
      Financing Activities              $   31,494  $  5,300  $75,894

NET INCREASE (DECREASE) IN CASH          $  17,355 $  (3,919 )      $17,602

CASH AT BEGINNING OF PERIOD         247      3,964      -

CASH AT END OF PERIOD                   $   17,602  $     45  $17,602

               APEX MINERALS CORPORATION AND SUBSIDIARY
                    (a development stage company)
                Consolidated Statements of Cash Flows

                    For the Three         For the Three
       For the Period
                  Months Ended         Months Ended
       From Inception
              September 30,         September 30,
                     to September 30,
              1997        1996                    1997


Supplemental Cash Flow Information
  Cash paid for:
    Interest                    $  -     $    -     $   -
    Income taxes                       -           $    -     $   100

Non Cash Flow Information
 Stock issued for:
   Services                            $-          $    -     $ 3,688
   Organization Costs                   -          -              250
   Mining claims                       -           -              625

               APEX MINERALS CORPORATION AND SUBSIDIARY
                    (a development stage company)
            Notes to the Consolidated Financial Statements


NOTE 1-                        INTERIM FINANCIAL STATEMENTS

      The unaudited financial statements for the three months ended September 30, 1997 prepared from the books and records of the Company.  Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the Company as of September 30, 1997.
      The results of the three months are not indicative of a full year of operation for the
      Company. All of the footnotes for the financial statements have been deleted. For further detail information concerning the financial statements at June 30, 1997, management recommends reviewing the financial report in the June 30, 1997 10-
      KSB annual report.

NOTE 2 - COMPLETION OF PUBLIC OFFERING

      During the quarter, the Company completed a public offering of 305,800 shares of stock at $.25 per share for total proceeds of $76,450. $3,947 in prepaid offering costs were offset from the proceeds to net the company $72,503.


               Apex Minerals Corporation and Subsidiary
                          September 30, 1997

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company has had no material revenues from operations since its inception in July 1995.
During the year ended June 30, 1996, the Company generated revenue of $7,500 from consulting services performed by one of the officers of the Subsidiary for a local mining company. The
Company has not generated since that time. Although the Company may conduct studies or perform research and consulting services for other mining companies in the future, it is not anticipated that such revenues will be material to the operations of the Company.

    In the Spring of 1997, the Company filed an SB-2 registration with the Securities and Exchange
Commission to sell a minimum of 300,000 ($75,000) shares and a maximum of 800,000 shares
($200,000) to the public. The Company raised a total of $76,450 by selling 305,800 shares of common stock at $.25 per share. During the quarter, the Company paid back $19,956 of $26,100 of an accounts payable-related party. The balance was paid shortly after the end of the quarter. Also during the quarter, the Company loaned $25,000 to a corporation owned by an officer of Apex
Minerals.  $10,000 was repaid shortly after the end of the quarter.

       Management believes that the equity funding received by the Company through this offering, will
allow the Company to operate through August 1998.   The sole fixed obligation
of the Company is
the payment of the annual maintenance fees to the BLM and the State of Utah which would equal approximately $8,500 through August 1998.

    The Subsidiary, Apex Minerals of Utah, intends to seek additional mining properties and/or conduct limited geologic evaluation of the current or additional mining properties in the form of a limited drilling program as funds are available either through additional equity or loan financing.

                      PART II  OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS

    None

    ITEM 2.  CHANGES IN SECURITIES

    None

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

    ITEM 5.  OTHER INFORMATION

    None

                      APEX MINERALS CORPORATION
                          September 30, 1997


    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (b) During the quarter, a Form 8-K was filed during the quarter giving notice of a change in accountants.

                              SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                         Apex Minerals
Corporation


Date: November 21, 1997            By /s/ Howard M. Oveson
                                          Howard M. Oveson
                                          Principal Financial Officer