Form 10QSB
period 1997-12-31
APEX MINERALS CORP
filed 1998-02-23
CIK 1019507

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31,  1997

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

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At February 14, 1998 there were 5,055,800 shares of the Registrant's
Common Stock outstanding.







               APEX MINERALS CORPORATION AND SUBSIDIARY
                    (a development stage company)
                      Consolidated Balance Sheet


                                ASSETS

                                                    December 31,    June 30,
                                                    1997
                                  1997
                                                    (unaudited)
                               (audited)

CURRENT ASSETS

   Cash                                    $        21,196      $            247
   Prepaid mining leases (Note 1)              5,333 1,612

     Total Current Assets                     26,529 1,859



OTHER ASSETS

   Mining claims (Note 1)                     10,569 10,569
   Organizational costs (Note 1)                 453 534
   Prepaid offering costs                       -    3,947

     Total Other Assets                       11,022 15,050

     TOTAL ASSETS                          $        37,551      $    16,909


                APEX MINERALS CORPORATION AND SUBSIDIARY
                      (a development stage company)
                  Consolidated Balance Sheet (Continued)


                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    December 31,
June 30,
                                            1997                1997
                                                    (unaudited)
(audited)

CURRENT LIABILITIES

   Accounts payable - related party (Note 2)        $     -       $  41,100
   Accrued expenses                            3,500       2,430

     Total Current Liabilities                 3,500      43,530

   Minority interests                          -             338

STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
    at $.001 par value; 5,055,800 and 4,750,000
    shares  issued and outstanding             5,056       4,750
   Capital in excess of par value             74,060       1,863
   Retained deficit (accumulated during
    the development stage)                   (45,065)    (33,572)

     Total Stockholders' Equity               34,051     (26,959)

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $     37,551      $   16,909
                APEX MINERALS CORPORATION AND SUBSIDIARY
                      (a development stage company)
            Consolidated Unaudited  Statements of Operations



                                                  For the Period
                         For the Three Months Ended
   For the Six Months Ended                 From Inception
                                   December 31,
                 December 31,                      to December 31,
                      1997                   1996                         1997
                     1996                     1997


REVENUE

   Consulting Revenue  $-          $-         $-           $-        $   7,250

     Total Revenue     -           -          -            -             7,250


EXPENSES

General and Administrative Expense 2,913      2,081        11,831        5,675
       57,394

     Total Expenses    2,913       2,081      11,831       5,675        57,394

OTHER INCOME (EXPENSES)

  Loss attributable to minority interests      120          183       338
              367

1,250
  Gain on sale of stock -          -          -            -             4,129
                  120   183        338        367          5,379

Net profit (loss) before provision
 for taxes     ( 2,793)     (1,898)   (11,493)      (5,308)  (44,765)

   Provision for Taxes (Note 1)    -          -            -              -
          300

Net income (loss)      $(2,793)    $(1,898)   $(11,493)    $(5,308)  $ (45,065)

Loss Per Share (Note 1) $      -     $    -    $-          $-        $    (.01)

Average shares outstanding         5,055,800  4,750,000    5,004,834 4,750,000
    4,314,299
                APEX MINERALS CORPORATION AND SUBSIDIARY
                      (a development stage company)
                  Consolidated Statements of Cash Flows
                               (unaudited)

                                       For the Six           For the Six
For the Period
                                       Months Ended         Months Ended
       From Inception
                                       December 31,         December 31,
                     to December 31,
                                       1997        1996               1997

CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net income (loss)              $(11,493 )        $(5,308  ) $(45,065)
 Items not requiring cash flow:
  Amortization                       81         81       353
  Mining leases                   4,278      3,646     4,278
  Increase in accounts payable               1,070          1        3,500
  Issuance of stock for services              -             -         3,688
  Minority share of net loss            (338     ) (367    )   (1,250)

     Net Cash (Used) by
      Operating Activities              (6,402   ) (1,947  )  (34,496)

CASH FLOWS FROM
 INVESTING ACTIVITIES

  Cash paid for:
   Mining claims                   -              (1,350 )  (9,944  )
   Prepaid mining leases                (8,000   ) (7,000  )   (9,612)
   Prepaid offering costs               -          (2,767  )   (3,947)
   Organization costs                   -          -             (557)

     Net cash (used) by
      Investing Activities              (8,000   ) (11,117 )  (24,060)

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Issuance of common stock (net)            76,450     9,100   79,750
  Loans from (payment to) related parties            (41,100 )       -
                -

     Net Cash provided by
      Financing Activities              $   35,350  $  9,100  $79,750

NET INCREASE (DECREASE) IN CASH          $  20,948 $  (3,964 )      $21,195

CASH AT BEGINNING OF PERIOD         247      3,964      -

CASH AT END OF PERIOD                   $   21,195  $  -      $21,195

               APEX MINERALS CORPORATION AND SUBSIDIARY
                    (a development stage company)
                Consolidated Statements of Cash Flows

                                       For the Six           For the Six
       For the Period
                                       Months Ended         Months Ended
       From Inception
                                       December 31,         December 31,
                     to December 31,
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

               APEX MINERALS CORPORATION AND SUBSIDIARY
                    (a development stage company)
            Notes to the Consolidated Financial Statements


NOTE 1-                        INTERIM FINANCIAL STATEMENTS

The unaudited financial statements for the six months ended December 31, 1997 were prepared from the books and records of the Company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the Company as of December 31, 1997.
      The results of the six months are not indicative of a full year of operation for the
      Company. All of the footnotes for the financial statements have been deleted. For further detail information concerning the financial statements at June 30, 1997, management recommends reviewing the financial report in the June 30, 1997 10-
      KSB annual report.


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

    In the Spring of 1997, the Company filed an SB-2 registration with the Securities and Exchange
Commission to sell a minimum of 300,000 ($75,000) shares and a maximum of 800,000 shares
($200,000) to the public. The Company raised a total of $76,450 by selling 305,800 shares of common stock at $.25 per share. During the quarter, the Company paid back $41,100 of an accounts payable-related party.

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

                                                         Apex Minerals
Corporation


Date: February 17, 1997                 By /s/ Howard M. Oveson
                                      Howard M. Oveson
Principal Financial Officer