Form 10QSB
period 1998-03-31
APEX MINERALS CORP
filed 1998-05-15
CIK 1019507

UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C.  20549


            Form 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1998

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 12, 1998, there were 5,055,800 shares of the Registrant's Common Stock outstanding.


PART I

ITEM 1.  FINANCIAL STATEMENTS

     The financial statements attached hereto and included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles nave been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1997.


APEX MINERALS CORPORATION AND SIBSIDIARY
(a development stage company)
Consolidated Balance Sheet

                                 ASSETS
                                                	March 31,      	June 30,
                                                  	1998           	1997
                                               	(unaudited)     	(audited)
CURRENT ASSETS
   Cash	                                            $20,626          	$247
   Prepaid mining leases (Note 1)                    	5,333         	1,612

     Total Current Assets                          	$25,959        	$1,859

OTHER ASSETS
   Mining claims (Note 1)                           	10,569        	10,569
   Organizational costs (Note 1)                       	413	           534
   Prepaid offering costs	                                -         	3,947

     Total Other Assets                            	$11,022       	$15,050

     TOTAL ASSETS                                  	$36,941       	$16,909


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  	March 31       	June 30
                                                    	1998           	1997
                                                 	(unaudited)    	(audited)
CURRENT LIABILITIES
   Accounts payable - related party (Note 2)	             -       	$41,100
   Accrued expenses                                 	$3,500         	2,430

     Total Current Liabilities	                      $3,500       	$43,530

   Minority interests	                                    -           	338

STOCKHOLDER'S EQUITY
Common stock, authorized 50,000,000 shares
  at $.001 par value; 5,055,800 and 4,750,000
  shares issued and outstanding                     	$5,056        	$4,750
Capital in excess of par value                      	74,060         	1,863
Retained deficit (accumulated during
   the development stage)                          	(45,675)      	(33,572)

     Total Stockholders' Equity                    	$33,441       	$26,959

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY        	$36,941       	$16,909


					APEX MINERALS CORPORATION AND SUBSIDIARY
(a development stage company)
Consolidated Unaudited Statements of Operations

       	For the Three 	For the Three 	For the Nine 	For the Nine 	For the Period
       	Months Ended	  Months Ended	  Months Ended	 Months Ended	 From Inception
          	March 31,    	March 31,     	March 31,    	March 31,	   to March 31,
            	1998         	1997          	1998         	1997           	1998

REVENUE

Consulting
Revenue         	  - 	            -           	  -         	  -        	$7,250

Total
Revenue         	  -           	  -           	  -         	  -        	$7,250

EXPENSES

General &
Admin.
Expense        	$610        	$1,990       	$12,441      	$7,665       	$58,004

Total
Expenses       	$610        	$1,990       	$12,441      	$7,665       	$58,004

OTHER INCOME
 (EXPENSES)

Loss
attributable
to minority
interests	         -         	 $187          	$338	        $554        	$1,250

Gain on sale
of stock        	  -           	  - 	            -         	  -         	4,129

Net profit
(loss) before
provision for
taxes         	$(610)      	$(1,803)     	$(12,103)    	$(7,111)     	$(45,375)

Provision for
taxes	             -           	  - 	            -         	  -           	300

Net Income
(loss)        	$(610)      	$(1,803)     	$(12,103)    	$(7,111)     	$(45,675)

Loss per share  	  -           	  -           	  -         	  -        	$(0.01)

Average shares
outstanding    	5,055,800  	4,750,000    	5,021,178    	4,750,000    	4,420,228





					APEX MINERALS CORPORATION AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Cash Flows
(unaudited)

                       	For the Nine	        For the Nine	      For Period
                       	Months Ended        	Months Ended      	From Inception
                       	March 31,           	March 31,         	to March 31,
                       	1998                	1997              	1998
CASH FLOWS FROM
OPERATING ACTIVITIES

Net income (loss)	          $(12,103)            	$(7,111)          	$(45,675)
Items not requiring
cash flow:
  Amortization                  	121                 	121                	393
  Mining leases               	4,719               	5,506              	4,719
  Increase in accounts
  payable                    	 1,070	                   -              	3,500
  Issuance of stock for
  services	                        -                 	  -              	3,688
  Minority share of net
  loss                        	 (338)               	(554)            	(1,250)

     Net Cash (Used) by
       Operating
       Activities           	$(6,531)            	$(2,038)          	$(34,624)

CASH FLOWS FROM
  INVESTING ACTIVITIES

Cash paid for:
  Mining claims	                   -             	$(1,790)           	$(9,944)
  Prepaid mining leases     	$(8,440)             	(7,000)           	(10,052)
  Prepaid offering costs	          -              	(3,612)            	(3,947)
  Organization costs	              - 	                  -               	(557)

     Net Cash (Used) by
       Investing
       Activities           	$(8,440)           	$(12,402)          	$(24,500)

CASH FLOWS FROM
  FINANCING ACTIVITIES

Issuance of common
  stock (net)               	$76,450                 	  -            	$79,750
Loans from (payment to)
   related parties          	(41,100)            	$11,100                	  -

     Net Cash Provided by
       Financing
       Activities           	$35,350             	$11,100            	$79,750

NET INCREASE (DECREASE)
 IN CASH                    	$20,379             	$(3,340)           	$20,626

CASH AT BEGINNING OF
PERIOD                          	247               	3,964

CASH AT END OF PERIOD       	$20,626                	$624



			APEX MINERALS CORPORATION AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Cash Flows

                         	For the Nine        	For the Nine   	For Period
                         	Months Ended        	Months Ended   	From Inception
                         	March 31,           	March 31,      	to March 31,
                         	1998                	1997           	1998

Supplemental Cash Flow
 Information
  Cash paid for:
     Interest	                    -                    	  -           	  -
     Income taxes             	$130	                      -          	$230

Non Cash Flow Information
  Stock issued for:
     Services	                    -                    	  -        	$3,688
     Organization costs        	  - 	                     -           	250
     Mining claims	               - 	                     -           	625




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company has had no material revenues from operations since its inception in July 1995. During the year ended June 30, 1997, the Company generated revenue of $7,500 from consulting services performed by one of the officers of the Company's Subsidiary for a local mining company. The Company has not generated revenue since that time. Although the Company may conduct studies or perform research and consulting services for other mining companies in the future, it is not anticipated that such revenues will be material to the operations of the Company.

     In the Spring of 1997, the company filed an SB-2 registration with the Securities and Exchange Commission to sell a minimum of 300,000 ($75,000) shares and a maximum of 800,000 ($200,000) shares to the public. The Company raised a total of $76,750 by selling 305,800 shares of common stock at $.25 per share. During the previous quarter, the Company paid back $41,100 of an accounts payable-related party. During the current quarter there was a loan receivable-related party made and repaid in the amount of $10,000.

     Management believes that the equity funding received by the Company through the offering, will allow the Company to operate through August 1998. The sole fixed obligation of the Company is the payment of the annual maintenance fees to the BLM and the State of Utah which would equal approximately $8,500 through August 1998.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None
ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)Exhibits.  The following exhibits are included as part of this report

     Exhibit No.Description of ExhibitPage
     3.1Certificate of Incorporation *

     3.2By-Laws of the Company currently in effect *

     4.1Form of certificate evidencing shares of Common Stock *

     *Incorporated by reference from the Company's registration statement on Form SB-2 filed with the Securities and Exchange Commission, file no. 333-5302-D.

     (b)Reports on Form 8-K. During the quarter ended March 31, 1998, no reports on Form 8-K were filed.





SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   APEX MINERALS CORPORATION



Date: May 14, 1998                    By  /s/ Howard M. Oveson,
Principal                                    Financial and Accounting Officer




[ARTICLE] 5

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               MAR-31-1998
[CASH]                                          20,626
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                25,959
[PP&E]                                               0
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                  36,941
[CURRENT-LIABILITIES]                            3,500
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                         5,056
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                    36,941
[SALES]                                              0
[TOTAL-REVENUES]                                     0
[CGS]                                                0
[TOTAL-COSTS]                                   12,441
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                               (12,103)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                           (12,103)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (12,103)
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0