Form 10KSB
period 1998-06-30
APEX MINERALS CORP
filed 1998-09-28
CIK 1019507

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             Form 10-KSB

(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACTO OF 1934

     For the fiscal year ended June 30, 1998

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At
September 21, 1998, there were 5,055,800 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference: Exhibits from the Registrant's registration statement on Form SB-2 (file no. 333-5302-D) are incorporated by reference into Part III hereof.

                                PART I

                   ITEM 1.  DESCRIPTION OF BUSINESS

General

       Apex Minerals Corporation (the "Company") was incorporated in the State of Delaware on July 10, 1995. The Company presently has no assets and no business operations. The Company's mailing address is 57 West 200 South, Suite 310, Salt Lake City, Utah 84101. Its telephone number is (801) 359-9300.

       During the year ended June 30, 1997, the Company filed a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission to raise up to $200,000 through the sale of up to 800,000 shares at $0.25 per share. During the year ended June 30, 1998, the Company raised $76,450 through the sale of 305,800 shares.

       The Company, through its former majority owned subsidiary, Apex Minerals of Utah, Inc., a Utah corporation incorporated on June 7, 1996, (hereinafter the " Former Subsidiary"), had previously located certain unpatented lode mining claims in the Tutsagubet Mining District in Washington County, Utah. In August 1998 the Company did not have sufficient funds to pay the annual assessments on the claims and management decided to abandon them. In addition, the Company's interest in the Former Subsidiary was transferred to Gaylon W. Hansen, a former shareholder of the Company, for services rendered to the Company. At the time of transfer, the Former Subsidiary had no interest in any mining claims or any other assets.

Proposed Activities

       The Company is currently seeking potential business acquisitions or opportunities to enter into in an effort to commence new business operations. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

       The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity based on management's business judgement.

       The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

       The Company has no employees.

                   ITEM 2.  DESCRIPTION OF PROPERTY

       The Company's offices are furnished at no cost by the president of the Company and are shared with other unrelated companies.

                      ITEM 3.  LEGAL PROCEEDINGS

       The Company is not a party to any material pending legal proceedings or government actions, including any material bankruptcy, receivership, or similar proceedings. Management of the Company does not believe that there are any material proceedings to which any director, officer or affiliate of the Company, any owner of record of beneficially of more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.


    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

       No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 1998.

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

       At September 20, 1998, the Company had approximately 18 shareholders of record. The Company acts as its own transfer agent.

  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       The Company has had no revenues from operations during the fiscal year ended June 30, 1998, and has had no significant revenues from operations since its inception in July 1995.

       During the year ended June 30, 1998, the Company held interests in a number of unpatented mining claims, each of which required payment of annual maintenance fees principally to the Bureau of Land Management in the aggregate amount of approximately $15,000, which fees were due on or before August 31, 1998. The Company had attempted without success to locate joint venture partners to develop the claims or potential purchasers of such claims. The Company did not have sufficient funds to pay the annual fees and Mr. Oveson, who had previously loaned money to the Company, determined not to advance additional funds for this purpose. Management decided to abandon the interest of the Company in such claims and did not pay the annual fees.

       The Company has no plans to raise or seek additional funding, but intends to seek a new business venture or enterprise for the Company. The Company has no significant operating costs or capital obligations.

                    ITEM 7.  FINANCIAL STATEMENTS

       The financial statements of the Company are set forth immediately following the signature page of this annual report.

        ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Orton & Company, P.C. ("Orton & Company") were previously the principal accountants for the Company. On September 23, 1997, the Board of Directors approved the engagement of the firm of Crouch, Bierwolf, & Chisholm to replace Orton & Company, which declined to stand for reelection as the Certifying Accountants for the Company.

       In connection, with the audit of the fiscal year ended June 30, 1996, there were no disagreements with Orton & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, and said firm has not advised the Company of any reportable events.

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

                               PART III

      ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

General

       The sole officer and director of the Company is Howard M. Oveson. Mr. Oveson has been a director and the secretary/treasurer of Apex Minerals Corporation since July 1995. He has been the President of the Company since June 1998. Since 1980 Mr. Oveson has been self-employed as a business consultant to private and public companies. He is also a director of Yellow Gold of Cripple Creek, Inc., a Colorado corporation. Age 65.

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

                   ITEM 10.  EXECUTIVE COMPENSATION

       There has been no compensation awarded to, earned by, or paid to any of the executive officers of the Company or its Former Subsidiary during the years ended June 30, 1998, 1997 or 1996, except that Mr. Gay, Mr. Bernstein, and Mr. Kastelic each received 150,000 shares of common stock of the Company in partial consideration of accepting appointments as officers and/or directors of the Company or the Former Subsidiary during the year ended June 30, 1996. Also, during the year ended June 30, 1998, the Company paid $10,000 to Gaylon W. Hansen, an officer and director of the Former Subsidiary, for services rendered to the Company.

       The Company has no written employment contract with Mr. Oveson.

       Under Utah law the Company is entitled to pay compensation to its directors, unless the articles or bylaws provide otherwise. The Company has not adopted a policy of compensating its directors, and neither the Company's Articles of Incorporation, nor the current Bylaws prohibit such payments. The Company has agreed to reimburse its officers and directors for out-of-pocket expenses relating to their activities as officers or directors.

               ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                   BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of September 20, 1998, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                        Amount and Nature
Name and Address        of Beneficial
of Beneficial Owner     Ownership(1)                   Percent of Class

Howard M. Oveson        3,300,000(2)                   65.27%
57 West 200 South
Suite 310
Salt Lake City, Utah
84101

Ronald N. Vance        1,000,000                       19.78%
57 West 200 South
Suite 310
Salt Lake City, UT
84101

Executive Officers and
Directors as a Group
(1 Person)             3,300,000                       65.27%

       (1)Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

       (2)Of the shares listed, 1,650,000 are held of record by Gaylon W. Hansen. Mr. Oveson acquired the shares from Mr. Hansen but has not transferred them to his own name.

       There are no arrangements, known to the Company, the operation of which may at a subsequent date result in a change of control of the Company. However, the Company is currently seeking a new business venture and the acquisition of such new venture will likely result in a change of control of the Company.

       ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The founders of the Company were Gaylon W. Hansen, an officer and director of the Former Subsidiary, and Howard M. Oveson, an officer, a director, and the principal shareholder of the Company. On or about July 11, 1995, each of the organizers of the Company paid $1,650 cash consideration for 1,650,000 shares each of the Common Stock of the Company.

       Subsequent to the year ended June 30, 1998, the Company transferred all of its interest in the Former Subsidiary to Gaylon
W. Hansen, an officer and director of the Former Subsidiary, a founder of the Company, and a former principal shareholder of the Company. The transfer of interest was accomplished by transferring all of the shares of the Former Subsidiary owned by the Company to Mr. Hansen. At the time of transfer the Former Subsidiary had no assets. The only assets previously owned by the Former Subsidiary were the mining claims located in Tutsagubet Mining District in Washington County, Utah, for which the Company failed to pay the maintenance fees and were thus abandoned as of August 31, 1998.

           ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

       (a)(1) Financial Statements. The following financial statements are included in this report:

        Report of Crouch, Bierwolf & Chisholm, Certified Public Accountants Balance Sheet at June 30, 1998
        Statements of Operations for the fiscal years ended June 30, 1998 and 1997, and for the period from inception (July 10, 1995) through June 30, 1998
        Statements of Stockholders' Equity from July 10, 1995, through June 30, 1998
        Statement of Cash Flows for the fiscal years ended June 30, 1998 and 1997, and for the period from inception (July 10, 1995) through June 30,1998
        Notes to Financial Statements

       (a)(2)  Exhibits.  The following exhibits are included as
                          part of this report:

       Exhibit No.     Description of Exhibit

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

        **Incorporated by reference from the Company's Current
Report on Form 8-K dated September 23, 1997.

       (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended June 30, 1998.

                              SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Apex Minerals Corporation

Date: September 25, 1998               By: Howard M. Oveson, President,
                                           Chief Executive Officer and
                                           and Chief Financial Officer

       In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacitates and on the dates indicated.


By: /s/ Howard M. Oveson, Director              September 25, 1998

               APEX MINERALS CORPORATION AND SUBSIDIARY
                    (a development stage company)

                  Consolidated Financial Statements

                            June 30, 1998

                           C O N T E N T S


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .3

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . .4

Consolidated Statement of Operations . . . . . . . . . . . . . . . .6

Consolidated Statement of Stockholders' Equity . . . . . . . . . . .7

Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . .8

Notes to the Consolidated Financial Statements . . . . . . . . . . .10

                     INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Apex Minerals Corporation

We have audited the accompanying consolidated balance sheet of Apex Minerals Corporation (a Delaware Corporation) and subsidiary (a development stage company) as of June 30, 1998 and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended and for the period from inception (July 10,1995) to June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Apex Minerals Corporation and subsidiary as of June 30, 1996, were audited by other auditors whose report dated July 8, 1996, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apex Minerals Corporation and subsidiary as of June 30, 1998 and the results of its operations and its cash flows for the year then ended and for the period from inception (July 10, 1995) to June 30, 1998, in conformity with generally accepted accounting principles.




Salt Lake City, Utah
September 24, 1998

               APEX MINERALS CORPORATION AND SUBSIDIARY
                    (a development stage company)
                      Consolidated Balance Sheet
                            June 30, 1998


                                ASSETS


    CURRENT ASSETS

       Cash                                $        10,625

        Total Current Assets                        10,625


    OTHER ASSETS

       Organizational costs (Note 1)                   372

         Total Other Assets                            372

         TOTAL ASSETS                      $        10,997

                                 (continued)
                   APEX MINERALS CORPORATION AND SUBSIDIARY
                        (a development stage company)
                    Consolidated Balance Sheet (Continued)
                                June 30, 1998

                     LIABILITIES AND STOCKHOLDERS' EQUITY


    CURRENT LIABILITIES


       Accounts payable - related party
       (Note 2)                            $        15,000


       Accrued expenses and accounts
       payable                                       4,400



         Total Current Liabilities                  19,400


    STOCKHOLDERS' EQUITY

       Common stock, authorized 50,000,000
       shares at $.001 par value; 5,055,800
       shares issued and outstanding                 5,056

       Capital in excess of par value               74,060

       Retained deficit (accumulated during
       the development stage)                      (87,519 )

         Total Stockholders' Equity                 (8,403 )

         TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                              $      10,997

                   APEX MINERALS CORPORATION AND SUBSIDIARY
                        (a development stage company)
                     Consolidated Statement of Operations

                                                              For the Period
                                                                   from
                                                              July 10, 1995
                                                               (Inception)
                              For the year ended June 30,      to June 30,
    REVENUE                       1998          1997              1998

     Consulting Revenue        $      -       $       -       $         -

         Total Revenue                -               -                 -


    EXPENSES

    General and
    Administrative Expense       42,063          27,963            87,626
    Loss from Abandonment
    of Mining Leases             12,122               -            12,122

         Total Expenses          54,185          27,963            99,748

    OTHER INCOME (EXPENSES)


      Loss attributable to
      minority interests            338             864             1,250
     Gain on Sale of Stock
     (Note 2)                         -               -             4,129
                                    338             864             5,379

    Net (loss) before
     provision for taxes        (53,847)        (27,099)          (87,119)


       Provision for Taxes
       (Note 1)                     100             100               400

    Net income (loss)       $   (53,947)    $   (27,199)    $     (87,519)

    Loss Per Share (Note 1) $      (.01)    $      (.01)    $        (.02)


    Average shares
    outstanding               5,004,833       4,750,000         4,429,388

               APEX MINERALS CORPORATION AND SUBSIDIARY
                    (a development stage company)
            Consolidated Statement of Stockholders' Equity




                                         Capital in
                    Common Stock         Excess of      Retained     Minority
                Shares        Amount     Par Value      (Deficit)    Interests


Balance,
July 10, 1995       -     $        -    $        -     $       -    $        -


Issuance of
shares for cash
at $.001        3,300,000      3,300             -             -             -

Issuance of
shares for
services at
$.001 (Note 2)  1,300,000      1,300             -             -             -

Issuance of
shares for
services at
$.0134 (Note 2)   150,000        150         1,863             -             -

Issuance of
subsidiary
stock for
services &
state mining
claims (Note 2)         -          -             -             -         1,250

Net (loss) for
the year                -          -             -        (6,373)          (48)

Balance,
June 30, 1996   4,750,000      4,750         1,863        (6,373)        1,202

Net (loss) for
the year                -          -             -       (27,199)         (864)

Balance,
June 30, 1997   4,750,000      4,750         1,863       (33,572)          338

Issuance of
shares for cash
at $.25 per
share, net of
$3,947 offering
costs (Note 4)    305,800        306        72,197             -             -

Net (loss) for
the year                -          -             -       (53,947)         (338)
                5,055,800   $  5,056        74,060       (87,519)     $      -

             See Accountants' Report and Notes to Financial Statements

                   APEX MINERALS CORPORATION AND SUBSIDIARY
                        (a development stage company)
                     Consolidated Statement of Cash Flows
                             For the Period Ended


                                                               For the Period
                                                                July 10, 1995
    CASH FLOWS FROM                                                   to
    OPERATING ACTIVITIES        June 30, 1998   June 30, 1997   June 30, 1998

     Net income (loss)          $    (53,947)   $    (27,199)       (87,519)

     Items not requiring
      cash flow:
      Amortization                     8,660           8,627         17,400
      Increase in accrued
      expenses and accounts
      payable                        (24,130)         17,330        (21,700)
      Issuance of stock for
      services                            -               -           3,688
      Minority share of
      net loss                          (338)           (864)        (1,250)

      Loss from abandonment
      of lease                         12,122             -          12,122


         Net Cash (Used) by
          Operating Activities        (57,633)        (2,106)        (77,259)

    CASH FLOWS FROM
     INVESTING ACTIVITIES

      Cash paid for:
       Mining claims                        -             -           (9,944)
       Prepaid mining leases           (8,440)        (8,765)        (18,518)
       Organization costs                   -             -             (557)
       Prepaid offering costs               -         (3,947)         (3,947)
         Net cash (used) by
         Investing Activities          (8,440)       (12,712)        (32,966)

    CASH FLOWS FROM
     FINANCING ACTIVITIES

      Issuance of common stock         76,450             -           79,750

      Loans from related parties            -         11,100          41,100

         Net Cash provided by
          Financing Activities         76,450         11,100         120,850


    NET INCREASE (DECREASE) IN CASH    10,378         (3,717)         10,625

    CASH AT BEGINNING OF PERIOD           247          3,964              -

    CASH AT END OF PERIOD           $  10,625      $     247    $     10,625

                                 (continued)
                 APEX MINERALS CORPORATION AND SUBSIDIARY
                      (a development stage company)
             Consolidated Statement of Cash Flows (continued)
                           For the Period Ended

                                                               For the Period
                                                               July 10, 1995
                                        June 30,     June 30,        to
Supplemental Cash Flow Information        1998         1997    June 30, 1998
      Cash paid for:
        Interest                       $     -     $       -      $      -
        Taxes                              100           100           200

Non Cash Flow Information
      Stock issued for:
        Services                       $     -     $       -      $  3,688
        Organization costs                   -             -           250
        Mining claims                        -             -           625

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

              In 1998, The Company chose to abandon its leasehold properties and wrote off all of its investment made into the project.

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

              Deferred income taxes result from temporary
              differences in the recognition of accounting
              transactions for tax and financial reporting
              purposes.   There were no temporary differences at
              June 30, 1998 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

                 APEX MINERALS CORPORATION AND SUBSIDIARY
                      (a development stage company)
              Notes to the Consolidated Financial Statements


    NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

              Provision for Income Taxes

              The Company has cumulative net operating loss carryforwards of approximately $87,000 at June 30, 1998. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates of $30,000 at June 30, 1998 have been offset by valuation reserves of the same amount. The net change in deferred tax asset and offsetting valuation reserve amounted to $18,000 for 1998.

              The Company has available $87,000 in net operating loss carryforwards that will begin to expire in the year 2016. The Company has accrued minimum state income taxes of $100.

              Cash and Cash Equivalents

              For the purposes of the statements of cash flows, cash and cash equivalents are defined as demand deposits at banks and certificates of deposits with maturities less than three months.

              Consolidation

              The consolidated financial statements as of June 30, 1998 include the accounts of the parent company, Apex Minerals Corporation, and its majority owned subsidiary Apex Minerals of Utah, Inc. All significant intercompany transactions and accounts have been eliminated.

              Organization Costs

              Organization costs of the Company are being amortized over 60 months. Total amortization costs for the year 1998 was $162.

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

              In 1998, The Company chose to abandon its leasehold properties and wrote off all of its investment made into the project.

                 APEX MINERALS CORPORATION AND SUBSIDIARY
                      (a development stage company)
              Notes to the Consolidated Financial Statements


    NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

              Prepaid Mining Leases

              Each year, the Bureau of Land Management charges $100 per mining claim which is to be paid in advance for the fiscal year September 1 to August
              31. The Company has prepaid its lease on the mining claims to August 31, 1997. The State of Utah also charges for leases on mining claims within the state. State leases are prepaid through December 31, 1997. In 1998, The Company chose not to renew the leases for the fiscal year ended August 31, 1999, and , subsequently, the Company took a loss of its entire investment in the mining properties as of June 30, 1998.

    NOTE 2  - RELATED PARTY TRANSACTIONS

              During 1998, a shareholder provided legal services of $15,000 to the Company.

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

                 APEX MINERALS CORPORATION AND SUBSIDIARY
                      (a development stage company)
              Notes to the Consolidated Financial Statements


    NOTE 4 - PUBLIC STOCK OFFERING

              In August 1997, the Company completed a public offering of 305,800 shares at $0.25 per share for total consideration of $76,450. The Company expended $3,947 in accounting, legal, registration and other miscellaneous costs in preparation of the registration.

    NOTE 5 - SUBSEQUENT EVENT

              In September 1998, the Company chose to spinoff its 90% owned subsidiary, Apex Minerals of Utah.

We hereby consent to the use of our audit report of Apex Minerals
Corporation dated September 24, 1998 for the year June 30, 1998 in their Form 10K-SB Annual Report dated September 25, 1998.





/s/ Crouch, Bierwolf, & Chisholm


Salt Lake City, Utah
September 25, 1998

[ARTICLE] 5

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          JUN-30-1998
[PERIOD-END]                               JUN-30-1998
[CASH]                                          10,625
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                10,625
[PP&E]                                               0
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                  10,625
[CURRENT-LIABILITIES]                           19,400
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                         5,056
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                    10,997
[SALES]                                              0
[TOTAL-REVENUES]                                     0
[CGS]                                                0
[TOTAL-COSTS]                                   54,185
[OTHER-EXPENSES]                                   338
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                (53,847)
[INCOME-TAX]                                       100
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   (53,947)
[EPS-PRIMARY]                                     (.01)
[EPS-DILUTED]                                     (.01)