Form 10QSB
period 1998-09-30
APEX MINERALS CORP
filed 1998-11-16
CIK 1019507

Page
                            UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                Form 10-QSB


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1998

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 13, 1998, there were 5,055,800 shares of the Registrant's Common Stock outstanding.


                                PART I

                    ITEM 1.  FINANCIAL STATEMENTS

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles nave been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1998.

                      APEX MINERALS CORPORATION
                    (a development stage company)
                            Balance Sheet
                          September 30, 1998

                                ASSETS

                                                       September 30,
                                                       1998
CURRENT ASSETS

   Cash                                                $  4,030
   Prepaid mining leases (Note 1)                          -
   Accounts receivable - related party                     -

     Total Current Assets                                 4,030

OTHER ASSETS

   Organizational costs (Note 1)                            331
   Mining claims                                           -

     Total Other Assets                                     331

       TOTAL ASSETS                                    $  4,361


                 LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

   Accounts payable - related party (Note 2)           $   15,000
   Accrued expenses                                        -

     Total Current Liabilities                             15,000


STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
    at $.001 par value; 5,055,800  shares  issued and outstanding
                                                                    5,056
   Capital in excess of par value                                  74,060
   Retained deficit (accumulated during the development stage)
                                                                  (89,755)

     Total Stockholders' Equity                                  $(10,639)

TOTAL LIABILITIES AND STOCK HOLDER'S EQUITY                      $  4,361

                      APEX MINERALS CORPORATION
                    (a development stage company)
                       Statement of Operations

                                                                   For the
                                                                  Period from
                                                                July 10, 1995
                                      For the Period Ended       (Inception)
                                         September 30,          to Sept. 30,
REVENUE                               1998         1997             1998

   Consulting Revenue               $     -    $      -         $     -

     Total Revenue                        -           -               -


EXPENSES

   General and Administrative
   Expense                              2,236       8,918           89,862
   Loss from Abandonment of
   Mining Leases                          -           -             12,122

     Total Expenses                     2,236       8,918          101,984

OTHER INCOME (EXPENSES)

   Loss attributable to minority
   interests                              -            21            1,250
   Gain on Sale of Stock (Note 2)         -           -              4,129
                                          -           218            5,379
Net (loss) before provision
 for taxes                             (2,236)     (8,700)         (89,355)

   Provision for Taxes (Note 1)           -           -                400

Net income (loss)                   $  (2,236) $   (8,700)       $ (89,755)

Loss Per Share (Note 1)             $    (.01) $     (.01)       $    (.02)

Average shares outstanding           5,004,833    4,953,867       4,429,388

                      APEX MINERALS CORPORATION
                    (a development stage company)
                       Statement of Cash Flows
                                                                   For the
                                                                 Period from
                                                               July 10, 1995
                                  For the Period Ended           (Inception)
CASH FLOWS FROM                       September 30,              to Sept. 30,
 OPERATING ACTIVITIES              1998            1997              1998

 Net income (loss)               $  (2,236)   $   (8,700)        $ (89,755)
 Items not requiring cash flow:
  Amortization                          41            41            17,441
  Mining Leases                          -         2,168
  Increase in accrued expenses
  and accounts payable              (4,400)          570           (26,100)
  Issuance of stock for services         -            -              3,688
  Minority share of net loss             -          (218)           (1,250)
  Loss from abandonment of lease         -            -             12,122

     Net Cash (Used) by
      Operating Activities          (6,595)       (6,139)          (83,854)

CASH FLOWS FROM
 INVESTING ACTIVITIES

  Cash paid for:
   Mining claims                         -             -            (9,944)
   Prepaid mining leases                 -        (8,000)          (18,518)
   Organization costs                    -             -              (557)
   Prepaid offering costs                -             -            (3,947)

     Net cash (used) by
      Investing Activities               -        (8,000)          (32,966)

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Issuance of common stock               -        76,450            79,750
  Loans from related parties             -       (44,956)           41,100

     Net Cash provided by
      Financing Activities               -        31,494           120,850

NET INCREASE (DECREASE) IN CASH      6,595        17,355             4,030

CASH AT BEGINNING OF PERIOD         10,625           247              -

CASH AT END OF PERIOD           $    4,030   $    17,602        $    4,030

                      APEX MINERALS CORPORATION
                    (a development stage company)
                 Statement of Cash Flows (continued)

                                                                     For the
                                                                   Period from
                                                                  July 10, 1995
                                   For the Period Ended            (Inception)
                                     September 30,                 to Sept. 30,
                                 1998             1998                 1998
Supplemental Cash Flow
Information
  Cash paid for:
    Interest                  $     -         $      -           $     -
    Taxes                           -                -                 200

Non Cash Flow Information
  Stock issued for:
    Services                  $     -         $      -          $    3,688
    Organization costs              -                -                 250
    Mining claims                   -                -                 625

                      APEX MINERALS CORPORATION
                    (a development stage company)
            Notes to the Consolidated Financial Statements

NOTE 1-                        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Company was incorporated in the State of Delaware on July 10, 1995 for the primary purpose of acquiring mining claims.

      The Company exchanged all of its interest in the mining claims and the prepaid mining leases for 90% of the outstanding shares of Apex Minerals of Utah, Inc., which was incorporated in June 1996 for the purpose of holding title to the Utah mining claims. These claims were transferred in June 1996.

      In 1998, The Company chose to abandon its leasehold properties and wrote off all of its investment made into the project.

      In September 1998, the Company chose to spin-out it 90% owned subsidiary, Apex Minerals of Utah, Inc., to a former officer and a shareholder of the Company as there were no assets or liabilities of that company.

      Cash and Cash Equivalents

      For the purposes of the statements of cash flows, cash and cash equivalents are defined as demand deposits at banks and certificates of deposits with maturities less than three months.

      Organization Costs

      Organization costs of the Company are being amortized over 60 months. Total amortization costs for the period were $41.

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


           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Company had no revenues from operations during the fiscal year ended June 30, 1998, or the first quarter ended September 30, 1998, and has had no significant revenues from operations since its inception in July 1995.

  During the year ended June 30, 1998, the Company held interests in a number of unpatented mining claims, each of which required payment of annual maintenance fees principally to the Bureau of Land Management in the aggregate amount of approximately $15,000, which fees were due on or before August 31, 1998. The Company had attempted without success to locate joint venture partners to develop the claims or potential purchasers of such claims. The Company did not have sufficient funds to pay the annual fees and Mr. Oveson, who had previously loaned money to the Company, determined not to advance additional funds for this purpose. During the first quarter ended September 30, 1998, management decided to abandon the interest of the Company in such claims and did not pay the annual fees.

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

                                   APEX MINERALS CORPORATION



Date: November 13, 1998                 By  /s/ Howard M. Oveson, Principal
                                        Financial and Accounting Officer