Form 10QSB
period 1998-12-31
APEX MINERALS CORP
filed 1999-02-11
CIK 1019507

Page 1

      UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION
      Washington, D.C.  20549


            Form 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 1998

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At February 2, 1999, there were 5,055,800 shares of the Registrant's Common Stock outstanding.

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


Apex Minerals Corporation
(a development stage company)
Balance Sheet
December 31, 1998


ASSETS

CURRENT ASSETS

   Cash                                $     2,111

     Total Current Assets                    2,111

OTHER ASSETS

   Organizational costs                        291

     Total Other Assets                        291

     TOTAL ASSETS                      $     2,402


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

   Accounts payable - related party    $    15,000
     Total Current Liabilities              15,000


STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000
   shares at $.001 par value; 5,055,800
   shares  issued and outstanding            5,056
   Capital in excess of par value           74,060
   Retained deficit (accumulated during
   the development stage)                  (91,714)

     Total Stockholders' Equity            (12,598)

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                            $     2,402

Apex Minerals Corporation
(a development stage company)
Statement of Operations

                                                                     For the
                                                                  Period from
                                                                July 10, 1995
                   For the Three months   For the Six months      (Inception)
                   ended December 31,     ended December 31,      to Dec. 31,
REVENUE              1998          1997   1998            1997         1998

Consulting Revenue  $     -     $     -  $     -        $     -   $     7,250

     Total Revenue        -           -        -              -         7,250


EXPENSES

General and Admin.
Expense                1,959      2,913     4,195         11,831       91,821
Loss from Abandonment
   of Mining Leases       -           -         -                      12,122

     Total Expenses    1,959      2,913     4,195                     103,943

OTHER INCOME (EXPENSES)

  Loss attributable to
  minority interests      -         120        -             338        1,250
  Gain on Sale of
  Stock (Note 2)          -          -         -              -         4,129
                          -         120        -             338        5,379

Net (loss) before
provision  for taxes  (1,959)    (2,793)   (4,195)       (11,493)     102,072

   Provision for Taxes
   (Note 1)               -          -         -              -           400
Net income (loss)     (1,959)    (2,793)   (4,195)       (11,493)     102,472

Loss Per Share
(Note 1)                (.01)      (.01)     (.01)          (.01)        (.02)

Average shares
outstanding        5,055,800  5,055,800  5,055,800     5,004,834    4,518,875

Apex Minerals Corporation
(a development stage company)
Statement of Cash Flows

                                                                    For the
                                                                   Period from
                          For the Six            For the Six     July 10, 1995
                          Months Ended           Months Ended      (Inception)
                          December 31,           December 31,   to December 31,
                             1998                    1997             1998
CASH FLOWS FROM
 OPERATING ACTIVITIES
 Net income (loss)      $     (4,195)       $     (11,493)     $     (91,714)
 Items not requiring
 cash flow:
  Amortization                    81                4,359             17,481
  Increase in accrued
   expenses and
   accounts payable           (4,400)               1,070            (26,100)
  Issuance of stock for
   services                       -                   -                3,688
  Minority share of
   net loss                       -                  (338)            (1,250)
  Loss from abandonment
   of lease                       -                   -               12,122

   Net Cash (Used) by
   Operating Activities       (8,514)              (6,402)           (85,773)

CASH FLOWS FROM
 INVESTING ACTIVITIES
  Cash paid for:
   Mining claims                  -                   -               (9,944)
   Prepaid mining leases          -                (8,000)           (18,518)
   Organization costs             -                   -                 (557)
   Prepaid offering costs         -                   -               (3,947)

   Net cash (used) by
   Investing Activities           -                (8,000)           (32,966)

CASH FLOWS FROM
 FINANCING ACTIVITIES
  Issuance of common stock        -                76,450             79,750
  Loans from related parties      -               (41,100)            41,100

   Net Cash provided by
   Financing Activities           -                35,350            120,850

NET INCREASE (DECREASE) IN
 CASH                         (8,514)              20,948              2,111
CASH AT BEGINNING OF PERIOD   10,625                  247                 -

CASH AT END OF PERIOD      $   2,111         $     21,195        $     2,111

Apex Minerals Corporation
(a development stage company)
Statement of Cash Flows (continued)

                                                          For the Period from
                                                              July 10, 1995
                               For the Period Ended            (Inception)
                                   December 31,               to December 31,
                             1998                1997               1998
Supplemental Cash Flow
Information
  Cash paid for:
    Interest              $     -             $     -             $     -
    Taxes                       100                 100                 200

Non Cash Flow Information
  Stock issued for:
    Services              $     -             $     -             $   3,688
    Organization costs          -                   -                   250
    Mining claims               -                   -                   625


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company had no revenues from operations during the fiscal year ended June 30, 1998, during the second quarter ended December 31, 1998, or during the six month period ended December 31, 1998, and has had no significant revenues from operations since its inception in July 1995.

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


PART II

Item 2. Use of Proceeds

     The effective date of the registration statement filed by the Company on Form SB-2 (SEC File No. 333-5302-D) was April 8, 1997. The offering commenced in August 1997. The offering terminated on December 11, 1997, before all of the securities were sold. The Company was offering up to 800,000 shares of its common stock (par value $.001) at $0.25 per share. The Company sold 305,800 shares. The Company received gross proceeds of $76,450. The Company paid expenses of the offering totaling $17,214, and thus received net proceeds of the offering of $59,236. The following information sets forth by quarter the receipt of proceeds of the offering, the payment of expenses related to the offering, and the use of the net proceeds:

     Quarter ended September 30,1997:
      Gross Proceeds:                                 $ 75,000
      Expenses of the Offering:                       $  7,214
      Use of Proceeds: Mining Claim Payments          $  8,111
      Repayment of Loans                              $ 27,000 (1)
      Working Capital                                 $     20

     Quarter ended December 31, 1997:
      Gross Proceeds:                                 $  1,450
      Expenses of Offering:                           $ 10,000 (2)
      Use of Proceeds: Working Capital                $  5,262 (3)

     Quarter ended March 31, 1998:
      Use of Proceeds: Working Capital                $    570

     Quarter ended June 30, 1998:
      Use of Proceeds: Working Capital                $ 10,000 (4)

     Quarter ended September 30, 1998:
      Use of Proceeds: Working Capital                $  6,595

     Quarter ended December 31, 1998:
      Use of Proceeds: Working Capital                $  1,678


          (1) Of this amount, $19,400 was a repayment of a loan to Howard M. Oveson, an officer, director, and 10% shareholder of the Company, and $7,600 was a repayment of a loan to Gaylon Hansen, who at such time was an officer and director of the former subsidiary of the Company, and a 10% shareholder of the Company.

          (2) This amount was paid as legal fees to Ronald N. Vance, a 10% shareholder of the Company, in connection with the registration statement.
          (3) Of this amount, $5,000 was paid to Ronald N. Vance, a 10% shareholder of the Company, for legal fees in connection with the preparation of the Company's periodic reports.

          (4) This amount was paid to Gaylon Hansen, who at such time was an officer and director of the former subsidiary of the Company, and a 10% shareholder of the Company, in connection with services rendered to the Company.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   APEX MINERALS CORPORATION


Date: February 9, 1999                    By  /s/ Howard M. Oveson, Principal
                                              Financial and Accounting Officer