Form 10QSB
period 1999-03-31
APEX MINERALS CORP
filed 1999-05-17
CIK 1019507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


            Form 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1999

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 14, 1999, there were 5,055,800 shares of the Registrant's Common Stock outstanding.

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
Balance Sheet

ASSETS

CURRENT ASSETS                  March 31, 1998      June 30, 1998

   Cash                          $     1,916        $     10,625

     Total Current Assets              1,916              10,625

OTHER ASSETS

   Organizational costs (Note 1)         250                 372

     Total Other Assets                  250                 372

     TOTAL ASSETS                $     2,166        $     10,997


LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES               March 31, 1998      June 30, 1998

   Accounts payable -
    related party                $   15,000         $     15,000
   Accrued expenses and
    accounts payable                      -                4,400

     Total Current Liabilities       15,000               19,400


STOCKHOLDERS' EQUITY

   Common stock, authorized
     50,000,000 shares
     at $.001 par value
     5,055,800 shares issued
     and outstanding                  5,056                5,056
   Capital in excess of par value    74,060               74,060
   Retained deficit (accumulated
     during the development stage)  (91,950)             (87,519)

     Total Stockholders' Equity     (12,834)              (8,403)

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY        $     2,166         $     10,997

Apex Minerals Corporation
(a development stage company)
Statement of Operations
                                                                 For the
                                                                Period from
                                For the         For the        July 10, 1995
                             Three months     Nine months       (Inception)
                            ended March 31,  ended March 31,    to Dec. 30,
REVENUE                   1999        1998  1999       1998        1999

Consulting Revenue     $     -     $     -  $     -  $     -    $     7,250

Total Revenue                -           -        -        -          7,250

EXPENSES

General and Admin.
Expense                       236        610    4,431    12,441      92,057
Loss from Abandonment
of Mining Leases             -           -        -      12,122

Total Expenses                236        610    4,431    12,441     104,179

OTHER INCOME (EXPENSES)

Loss attributable to
 minority interests          -           -        -         338       1,250
Gain on Sale of Stock        -           -        -        -          4,129
                             -           -        -         338       5,379

Net (loss) before
 provision for taxes         (236)      (610)  (4,431)  (12,103)   (102,308)

   Provision for Taxes       -           -        -        -            400

Net income (loss)            (236)      (610)  (4,431)  (12,103)    102,708

Loss Per Share               (.01)      (.01)    (.01)     (.01)       (.02)

Average shares
 outstanding            5,055,800  5,055,800  5,055,800  5,055,800  4,560,866

Apex Minerals Corporation
(a development stage company)
Statement of Cash Flows

                                      For the Nine              For the Period
                                      Months Ended              From Inception
                                March 31,        March 31,      to March 31,
                                  1999             1998              1999
CASH FLOWS FROM
 OPERATING ACTIVITIES
 Net income (loss)            $     (4,431)     $     (12,103)  $     (91,950)
 Items not requiring
   cash flow:
  Amortization                         122                121          17,522
  Increase in accrued expenses
      and accounts payable          (4,400)             1,070          15,000
  Issuance of stock for services         -                  -           3,688
  Minority share of net loss             -               (338)         (1,250)
  Loss from abandonment of lease         -                  -          12,122

     Net Cash (Used) by
      Operating Activities          (8,709)            (6,531)        (44,868)

CASH FLOWS FROM
 INVESTING ACTIVITIES
  Cash paid for:
   Mining claims                         -                  -          (9,944)
   Prepaid mining leases                 -             (8,440)        (18,518)
   Organization costs                    -                  -            (557)
   Prepaid offering costs                -                  -          (3,947)

     Net cash (used) by
      Investing Activities               -             (8,440)        (32,966)

CASH FLOWS FROM
 FINANCING ACTIVITIES
  Issuance of common stock               -             76,450          79,750
  Loans from related parties             -            (41,100)           -

     Net Cash provided by
      Financing Act.                     -             35,350          79,750

NET INCREASE (DECREASE) IN CASH     (8,709)            20,379           1,916

CASH AT BEGINNING OF PERIOD         10,625                247            -

CASH AT END OF PERIOD     $     1,916     $     20,626     $     1,916

Apex Minerals Corporation
(a development stage company)
Statement of Cash Flows (continued)
                                                            For the Period from
                                           For the Nine         July 10, 1995
                                           Months Ended          (Inception)
                            March 31,        March 31,          to March 31,
                              1999             1998                 1999
Supplemental Cash Flow
 Information
  Cash paid for:
    Interest              $     -         $     -          $     -
    Taxes                       -               -               300


Non Cash Flow Information
  Stock issued for:
    Services              $     -         $     -          $  3,688
    Organization costs          -               -               250
    Mining claims               -               -               625

Apex Minerals Corporation
(a development stage company)
Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization Costs

Organization costs of the Company are being amortized over 60 months. Total amortization costs for the year 1998 were $162.

     Development Stage Company

The Company has yet to fully develop any material income from its stated primary objective and it is classified as a development stage company. All income, expenses, cash flows and stock transactions are reported since inception.

     Spinoff of Subsidiary

In September 1998, the Company chose to spinoff its 90% owned subsidiary, Apex Minerals of Utah.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company had no revenues from operations during the fiscal year ended June 30, 1998, during the third quarter ended March 31, 1999, or during the nine month period ended March 31, 1999, and has had no significant revenues from operations since its inception in July 1995.

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

                                      APEX MINERALS CORPORATION


Date: May 14, 1999                    By  /s/ Howard M. Oveson, Principal
                                              Financial and Accounting Officer