Form 10-K
period 1999-06-30
APEX MINERALS CORP
filed 1999-09-30
CIK 1019507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB

(Mark One)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1999

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At September 27, 1999, there were 5,055,800 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference: Exhibits from the Registrant's registration statement on Form SB-2 (file no. 333-5302-D) are incorporated by reference into Part III hereof.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Apex Minerals Corporation (the "Company") was incorporated in the State of Delaware on July 10, 1995. The Company presently has no assets and no business operations. The Company's mailing address is 57 West 200 South, Suite 310, Salt Lake City, Utah 84101. Its telephone number is (801) 359-9309.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 1999.

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

     At September 27, 1999, the Company had approximately 18 shareholders of record. The Company acts as its own transfer agent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company has had no revenues from operations during the fiscal year ended June 30, 1999, and has had no significant revenues from operations since its inception in July 1995.

     During the year ended June 30, 1999, the Company held interests in a number of unpatented mining claims, each of which required payment of annual maintenance fees principally to the Bureau of Land Management in the aggregate amount of approximately $15,000, which fees were due on or before August 31, 1998. The Company had attempted without success to locate joint venture partners to develop the claims or potential purchasers of such claims. The Company did not have sufficient funds to pay the annual fees and Mr. Oveson, who had previously loaned money to the Company, determined not to advance additional funds for this purpose. Management decided to abandon the interest of the Company in such claims and did not pay the annual fees.

     The Company has no plans to raise or seek additional funding, but intends to seek a new business venture or enterprise for the Company. The Company has no significant operating costs or capital obligations.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page of this annual report. The financial statements of the company have not been audited in reliance upon Rule 3-11 of Regulation S-X, but have been completed my management. The company maintains that it meets the requirements of this rule and provides the following specific information:

(a) Its gross receipts from all sources for the fiscal year covered in the financial statements were not in excess of $100,000;
(b) the company had not purchased or sold any of its stock, granted any options therefor, or levied assessments upon any outstanding stock;
(c) expenditures for all purposes for the fiscal year were not in excess of $100,000;
(d) there was no material change in the business of the company occurring during the fiscal year, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights, or leases; and
(e) the shares of the company are not listed upon any exchange and it is not subject to any government authority which requires the furnishing to it or publication of audited financial statements.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Crouch, Bierwolf, & Chisholm were previously the principal accountants for the Company. The Board of Directors decided to rely upon Rule 3-11 of Regulation S-X and audited financial statements were not completed for the year ended June 30, 1999.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

General

     The sole officer and director of the Company is Howard M. Oveson. Mr. Oveson has been a director and the secretary/treasurer of Apex Minerals Corporation since July 1995. He has been the President of the Company since June 1998. Since 1980 Mr. Oveson has been self-employed as a business consultant to private and public companies. Age 66.

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

ITEM 10.  EXECUTIVE COMPENSATION

     There has been no compensation awarded to, earned by, or paid to any of the executive officers of the Company or its Former Subsidiary during the years ended June 30, 1999, 1998 or 1997, except during the year ended June 30, 1998, the Company paid $10,000 to Gaylon W. Hansen, an officer and director of the Former Subsidiary, for services rendered to the Company.

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

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of September 27, 19998, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

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

     (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

     (2) Of the shares listed, 1,650,000 are held of record by Gaylon W. Hansen. Mr. Oveson acquired the shares from Mr. Hansen but has not transferred them to his own name.

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

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are included in this report:

          Balance Sheet at June 30, 1999
          Statements of Operations for the fiscal years ended June 30, 1999 and 1998, and for the period from inception (July 10, 1995) through June 30, 1999
          Statements of Stockholders' Equity from July 10, 1995, through June
               30, 1999
          Statement of Cash Flows for the fiscal years ended June 30, 1999 and 1998, and for the period from inception (July 10, 1995) through June 30,1999
          Notes to Financial Statements

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

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended June 30, 1999.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Apex Minerals Corporation

Date: September 27, 1999           By: /s/  Howard M. Oveson, President,
                                   Chief Executive Officer and
                                   Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacitates and on the dates indicated.

By: /s/ Howard M. Oveson, Director               September 27, 1999

Apex Minerals Corporation
(a development stage company)
Balance Sheet

ASSETS

CURRENT ASSETS                                             June 30, 1999

   Cash                                                    $     1,900

     Total Current Assets                                        1,900

OTHER ASSETS

   Organizational costs (Note 1)                                   210

     Total Other Assets                                            250

     TOTAL ASSETS                                          $     2,110


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable - related party                        $    15,000
   Accrued expenses and accounts payable                             -

     Total Current Liabilities                                  15,000

STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
     at $.001 par value
     5,055,800 shares issued and outstanding                     5,056
   Capital in excess of par value                               74,060
   Retained deficit (accumulated
     during the development stage)                             (92,006)

     Total Stockholders' Equity                                (12,890)

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                  $     2,110

Apex Minerals Corporation
(a development stage company)
Statement of Operations
                                                                     For the
                                                                   Period from
                                                                  July 10, 1995
                                            For the Year           (Inception)
                                           ended June 30,           to June 30,
 REVENUE                         1999           1998                    1999

   Consulting Revenue         $     -        $     -             $     7,250

   Total Revenue                    -              -                   7,250

EXPENSES

General and Admin. Expense          4,587          42,063             92,213
Loss from Abandonment
 of Mining Leases                   -              12,122             12,122

   Total Expenses                   4,587          54,185            104,335

OTHER INCOME (EXPENSES)

Loss attributable to
  minority interests                -                 338              1,250
Gain on Sale of Stock               -              -                   4,129
                                    -                 338              5,379

Net (loss) before provision
 for taxes                         (4,587)        (53,847)           (91,706)

   Provision for Taxes                100             100                400

Net income (loss)                  (4,687)        (53,947)           (92,106)

Loss Per Share                       (.01)           (.01)              (.01)

Average shares outstanding      5,055,800       5,004,833          4,903,375

Apex Minerals Corporation
(a development stage company)
Statement of Stockholders' Equity

                                                  Capital in
                            Common Stock          Excess of        Retained
                           Shares    Amount       Par Value
(Deficit)

Balance, July 10, 1995    -        $     -        $     -        $      -

Issuance of shares for
cash at $.001            3,300,000       3,300          -               -

Issuance of shares for
services at $.001
(Note 2)                 1,300,000       1,300          -               -

Issuance of shares for
services at $.0134
(Note 2)                   150,000         150         1,863            -

Net (loss) for the year   -              -              -             (6,373)

Balance, June 30, 1996   4,750,000       4,750         1,863          (6,373)

Net (loss) for the year   -              -              -            (27,199)

Balance, June 30, 1997   4,750,000       4,750         1,863         (33,572)

Issuance of shares for
cash at $.25 per
share, net of $3,947
offering costs (Note 4)    305,800         306        72,197            -

Net (loss) for the year   -              -              -            (53,947)

Balance, June 30, 1998   5,055,800       5,056        74,060         (87,519)

Net (loss) for the year   -              -              -             (4,587)

Balance, June 30, 1999   5,055,800   $   5,056    $   74,060    $    (92,106)

Apex Minerals Corporation
(a development stage company)
Statement of Cash Flows
                                                           For the Period from
                                                               July 10, 1995
                                  For the Year Ended            (Inception)
                               June 30,         June 30,        to June 30,
                                 1999             1998             1999
CASH FLOWS FROM
 OPERATING ACTIVITIES
 Net income (loss)         $     (4,587)     $     (53,947)     $     (92,106)
 Items not requiring cash flow:
  Amortization                      162              8,660             17,562
  Increase in accrued expenses
   and accounts payable          (4,400)            16,970             15,000
  Issuance of stock for services      -                  -              3,688
  Minority share of net loss          -               (338)            (1,250)
  Loss from abandonment of lease      -             12,122             12,122
 Adjustment in retained earnings
   for accrued expenses             100                  -                100
Net Cash (Used) by Operating
Activities                       (8,725)           (16,533)           (44,884)

CASH FLOWS FROM
 INVESTING ACTIVITIES
  Cash paid for:
   Mining claims                      -                  -             (9,944)
   Prepaid mining leases              -             (8,440)           (18,518)
   Organization costs                 -                  -               (557)
   Prepaid offering costs             -                  -             (3,947)
Net cash (used) by Investing
Activities                            -             (8,440)           (32,966)

CASH FLOWS FROM
 FINANCING ACTIVITIES
  Issuance of common stock            -             76,450             79,750
  Loans from related parties          -            (41,100)              -
Net Cash provided by Financing Act.   -             35,350             79,750

NET INCREASE (DECREASE) IN CASH    (8,725)          10,378              1,900

CASH AT BEGINNING OF PERIOD        10,625              247               -

CASH AT END OF PERIOD         $     1,900     $     10,625        $     1,900

Apex Minerals Corporation
(a development stage company)
Statement of Cash Flows (continued)
                                                           For the Period from
                                                              July 10, 1995
                                 For the Year Ended            (Inception)
                             June 30,             June 30,      to June 30,
                               1999                 1998           1999
Supplemental Cash Flow
Information
  Cash paid for:
    Interest                $     -               $     -        $     -
    Taxes                          100                  100            400

Non Cash Flow Information
  Stock issued for:
    Services                $     -               $     -        $   3,688
    Organization costs            -                     -              250
    Mining claims                 -                     -              625

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

Apex Minerals of Utah, Inc. was incorporated in June 1996 for the purpose of holding title to the Utah mining claims and was a 90% owned subsidiary of the Company. These claims were transferred in June 1996.

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

     Provision for Income Taxes

The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended June 30, 1996.

Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

Deferred income taxes result from temporary differences in the recognition of
accounting transactions for tax and financial reporting purposes.   There were
no temporary differences at June 30, 1999 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.
Provision for Income Taxes

The Company has cumulative net operating loss carryforwards of approximately $92,000 at June 30, 1999. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates of $31,000 at June 30, 1999 have been offset by valuation reserves of the same amount. The net change in deferred tax asset and offsetting valuation reserve amounted to $1,000 for 1999.

The Company has available $92,000 in net operating loss carryforwards that will begin to expire in the year 2016. The Company has accrued minimum state income taxes of $100.

     Cash and Cash Equivalents

For the purposes of the statements of cash flows, cash and cash equivalents are defined as demand deposits at banks and certificates of deposits with maturities less than three months.

     Organization Costs

Organization costs of the Company are being amortized over 60 months. Total amortization costs for the year 1999 was $162.

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

     Prepaid Mining Leases

Each year, the Bureau of Land Management charges $100 per mining claim which is to be paid in advance for the fiscal year September 1 to August 31. The Company had prepaid its lease on the mining claims to August 31, 1997. The State of Utah also charges for leases on mining claims within the state. State leases were prepaid through December 31, 1997. In 1998, The Company chose not to renew the leases for the fiscal year ended August 31, 1999, and, subsequently, the Company took a loss of its entire investment in the mining properties as of June 30, 1998.

NOTE 2  - RELATED PARTY TRANSACTIONS

During 1998, a shareholder provided legal services of $15,000 to the Company.

During 1997, two shareholders provided loans and legal services for the Company. Total contributions made to the Company during 1997 was $26,100 ($15,000 in services and $11,100 in cash). The loan is non-interest bearing and payable on demand.

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