Form 10QSB
period 1999-09-30
APEX MINERALS CORP
filed 1999-11-15
CIK 1019507

Page 1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


            Form 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1999

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 9, 1999, there were 5,055,800 shares of the Registrant's Common Stock outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles nave been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1999.

Apex Minerals Corporation
(a development stage company)
Balance Sheet
                                                      September 30, 1999

ASSETS

CURRENT ASSETS

   Cash                                                $     1,876

     Total Current Assets                                    1,876

OTHER ASSETS

   Organizational costs (Note 1)                               169

     Total Other Assets                                        169

     TOTAL ASSETS                                      $     2,045


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable - related party (Note 2)           $    15,000

     Total Current Liabilities                              15,000

STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
     at $.001 par value; 5,055,800  shares
     issued and outstanding                                  5,056
   Capital in excess of par value                           74,060
   Retained deficit (accumulated during the
     development stage)                                    (92,071)

     Total Stockholders' Equity                            (12,955)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $     2,045

Apex Minerals Corporation
(a development stage company)
Statement of Operations
                                                                    For the
                                                                  Period from
                                                                 July 10, 1995
                                  For the Three months            (Inception)
                                    ended September 30,           to Sept. 30,
REVENUE                           1999               1998             1999

   Consulting Revenue           $     -          $     -          $     7,250

     Total Revenue                    -                -                7,250

EXPENSES

General and Admin. Expense                 65          2,236           92,278
Loss from Abandonment
   of Mining Leases                   -                -               12,122

     Total Expenses                        65          2,236          104,400

OTHER INCOME (EXPENSES)

  Loss attributable to
   minority interests                 -                -                1,250
  Gain on Sale of Stock (Note 2)      -                -                4,129
                                      -                -                5,379

Net (loss) before provision
 for taxes                                (65)        (2,236)         (91,771)

   Provision for Taxes (Note 1)       -                -                  400

Net income (loss)                         (65)        (2,236)         (92,171)

Loss Per Share (Note 1)                  (.00)          (.01)            (.02)

Average shares outstanding          5,055,800      5,004,833        4,912,341

Apex Minerals Corporation
(a development stage company)
Statement of Cash Flows
For the Period Ended

                          For the Three      For the Three      For the Period
                           Months Ended       Months Ended      From Inception
                           September 30,      September 30,     to September 30,
                               1999               1998                 1999

CASH FLOWS FROM
OPERATING ACTIVITIES
 Net income (loss)      $     (65)     $     (2,236)     $     (92,171)
 Items not requiring
 cash flow:
  Amortization                 41                41             17,603
  Increase in accrued
   expenses and
   accounts payable           -              (4,400)            15,100
  Issuance of stock
   for services               -                  -               3,688
  Minority share of net loss  -                  -              (1,250)
  Loss from abandonment of
   lease                      -                  -              12,122

     Net Cash (Used) by
      Operating Activities    (24)           (6,595)           (44,908)

CASH FLOWS FROM
INVESTING ACTIVITIES
  Cash paid for:
   Mining claims              -                  -              (9,944)
   Prepaid mining leases      -                  -             (18,518)
   Organization costs         -                  -                (557)
   Prepaid offering costs     -                  -              (3,947)

     Net cash (used) by
      Investing Activities    -                  -             (32,966)

CASH FLOWS FROM
FINANCING ACTIVITIES
  Issuance of common stock    -                  -               79,750
  Loans from related parties  -                  -               -

     Net Cash provided by
      Financing Activity      -                  -               79,750

NET INCREASE (DECREASE)
IN CASH                       (24)           (6,595)              1,876

CASH AT BEGINNING OF PERIOD 1,900            10,625              -

CASH AT END OF PERIOD     $ 1,876       $     4,030         $     1,876

Apex Minerals Corporation
(a development stage company)
Statement of Cash Flows (continued)
                                                          For the Period from
                                                             July 10, 1995
                               For the Period Ended            (Inception)
                                   September 30,            to September 30,
                             1999                 1998            1999
Supplemental Cash Flow
Information
  Cash paid for:
    Interest                $     -            $     -          $     -

Non Cash Flow Information
  Stock issued for:
    Services                $     -            $     -          $     3,688
    Organization costs            -                  -                  250
    Mining claims                 -                  -                  625

Apex Minerals Corporation
(a development stage company)
Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization Costs

Organization costs of the Company are being amortized over 60 months. Total amortization costs for the year ended June 30, 1999 were $162.

     Development Stage Company

The Company has yet to fully develop any material income from its stated primary objective and it is classified as a development stage company. All income, expenses, cash flows and stock transactions are reported since inception.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS

     The Company had no revenues from operations during the fiscal year ended June 30, 1999, or the first quarter ended September 30, 1999, and has had no significant revenues from operations since its inception in July 1995.

     The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur substantial costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred. The board of directors may authorize the Company to issue shares of its common stock as consideration for monies advanced or services rendered on behalf of the Company.

     Currently, management is not able to determine the time or resources that will be necessary to complete the participation in or acquisition of any future business prospect.

     The Company has very limited funds with which to seek a potential business venture. The funds necessary to locate and complete an acquisition of a business venture may be advanced by current management. Management may also negotiate with attorneys, accountants, and others to defer their fees until after completion of any acquisition. The Company has no arrangement or agreement with current management to furnish funds for the Company, or with others to furnish services.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   APEX MINERALS CORPORATION


Date: November 10, 1999               By  /s/ Howard M. Oveson, President and
                                              Principal Financial and
                                              Accounting Officer