Form 10-Q
period 1999-12-31
APEX MINERALS CORP
filed 2000-02-17
CIK 1019507

Page 1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


            Form 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 1999

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At February 8, 2000, there were 5,055,800 shares of the Registrant's Common Stock outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1999.

Apex Minerals Corporation
(a development stage company)
Balance Sheet
December 31, 1999

ASSETS

CURRENT ASSETS

   Cash                                           $     1,392

     Total Current Assets                               1,392

OTHER ASSETS

   Organizational costs (Note 1)                          129

     Total Other Assets                                   129

     TOTAL ASSETS                                 $     1,521


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable - related party (Note 2)     $     15,000

     Total Current Liabilities                         15,000

STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
     at $.001 par value; 5,055,800  shares
     issued and outstanding                             5,056
   Capital in excess of par value                      74,060
   Retained deficit (accumulated during the
     development stage)                               (92,595)

     Total Stockholders' Equity                       (13,479)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $     1,521

Apex Minerals Corporation
(a development stage company)
Statement of Operations
                                                     For the
                                                   Period from
                                    For the          For the      July 10, 1995
                                  Three months      Six months     (Inception)
                               ended December 31, ended December 31,  Dec. 31,
REVENUE                         1999      1998   1999       1998       1999

   Consulting Revenue     $     -      $     -  $     -    $     -   $    7,250

     Total Revenue              -            -        -          -        7,250

EXPENSES

General and Admin. Expense      524       1,959       589     4,195       92,802
Loss from Abandonment
 of Mining Leases               -            -        -          -        12,122

  Total Expenses                524       1,959       589     4,195      104,924

OTHER INCOME (EXPENSES)

  Loss attributable to
    minority interests          -            -        -          -         1,250
  Gain on Sale of Stock         -            -        -          -         4,129
                                -            -        -          -         5,379

Net (loss) before provision
    for taxes                  (524)     (1,959)     (589)   (4,195)    (92,295)

   Provision for Taxes          -            -        -          -           300

Net income (loss)              (524)     (1,959)     (589)   (4,195)    (92,595)

Loss Per Share                (.01)       (.01)      (.01)     (.01)      (.02)

Average shares outstanding  5,055,800  5,055,800 5,055,800 5,055,800  4,920,311

Apex Minerals Corporation
(a development stage company)
Statement of Cash Flows
For the Period Ended

                              For the Six        For the Six    For the Period
                              Months Ended       Months Ended     From Inception
                              December 31,       December 31,   to December 31,
                                 1999               1998              1999

CASH FLOWS FROM OPERATING
ACTIVITIES
 Net income (loss)             $     (524)     $     (4,195)     $     (92,595)
 Items not requiring cash flow:
  Amortization                         40                81             17,643
  Increase in accrued expenses and
      accounts payable                  -            (4,400)            15,000
  Issuance of stock for services        -               -                3,688
  Minority share of net loss            -               -               (1,250)
  Loss from abandonment of lease        -               -               12,122

     Net Cash (Used) by
      Operating Activities           (484)           (8,514)           (45,392)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for:
   Mining claims                        -               -               (9,944)
   Prepaid mining leases                -               -               (18,518)
   Organization costs                   -               -                  (557)
   Prepaid offering costs               -               -                (3,947)

     Net cash (used) by
      Investing Activities              -               -               (32,966)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock              -               -                79,750
  Loans from related parties            -               -                  -

     Net Cash provided by
      Financing Activity                -               -                79,750

NET INCREASE (DECREASE) IN CASH       (484)          (8,514)              1,392

CASH AT BEGINNING OF PERIOD          1,876           10,625                -

CASH AT END OF PERIOD          $     1,392      $     2,111         $     1,392

Apex Minerals Corporation
(a development stage company)
Statement of Cash Flows (continued)
                                                           For the Period from
                                                               July 10, 1995
                                    For the Period Ended        (Inception)
                                        December 31,           to December 31,
                                    1999             1998           1999

Supplemental Cash Flow Information
  Cash paid for:
    Interest                      $     -          $     -          $     -
    Taxes                               -                -               300

Non Cash Flow Information
  Stock issued for:
    Services                      $     -          $     -          $  3,688
    Organization costs                  -                -               250
    Mining claims                       -                -               625

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The Company had no revenues from operations during the fiscal year ended June 30, 1999, or the first two quarters ended December 31, 1999, and has had no significant revenues from operations since its inception in July 1995.

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

                                   APEX MINERALS CORPORATION



Date: February 14, 1999           By  /s/ Howard M. Oveson, President and
                                  Principal Financial and Accounting Officer