Form 10QSB
period 2000-03-31
APEX MINERALS CORP
filed 2000-05-15
CIK 1019507

Page 1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


            Form 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2000

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 11, 2000, there were 5,055,800 shares of the Registrant's Common Stock outstanding.

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

Apex Minerals Corporation
(a development stage company)
Balance Sheet
March 31, 2000

ASSETS

CURRENT ASSETS

     Cash                                      $     1,368

     Total Current Assets                            1,368

OTHER ASSETS

   Organizational costs (Note 1)                        88

     Total Other Assets                                 88

     TOTAL ASSETS                              $     1,456


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable - related party (Note 2)   $    15,000

     Total Current Liabilities                      15,000

STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
     at $.001 par value; 5,055,800  shares
     issued and outstanding                          5,056
   Capital in excess of par value                   74,060
   Retained deficit (accumulated during the
    development stage)                             (92,660)

     Total Stockholders' Equity                    (13,479)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $   1,456

Apex Minerals Corporation
(a development stage company)
Statement of Operations
                                                                     For the
                                                                   Period from
                                     For the        For the        July 10, 1995
                                   Three months     Nine months    (Inception)
                                  ended March 31,  ended March 31, to Mar. 31,
                                2000         1999 2000       1999      2000

   Consulting Revenue      $     -       $     -  $     -  $     -  $     7,250

     Total Revenue               -             -        -        -        7,250

EXPENSES

General and Admin. Expense        65          236      654    4,431      92,867
Loss from Abandonment
    of Mining Leases             -             -        -        -       12,122

     Total Expenses               65          236      654    4,431     104,989

OTHER INCOME (EXPENSES)

  Loss attributable to
    minority interests           -             -        -        -        1,250
  Gain on Sale of Stock          -             -        -        -        4,129
                                 -             -        -        -        5,379

Net (loss) before provision
    for taxes                    (65)        (236)    (654)  (4,431)    (92,360)

   Provision for Taxes           -             -        -        -          300

Net income (loss)                (65)        (236)    (654)  (4,431)    (92,660)

Loss Per Share                  (.01)        (.01)    (.01)    (.01)      (.02)

Average shares outstanding   5,055,800  5,055,800 5,055,800 5,055,800 4,927,442

Apex Minerals Corporation
(a development stage company)
Statement of Cash Flows
For the Period Ended

                                    For the Nine   For the Nine  For the Period
                                    Months Ended   Months Ended  From Inception
                                      March 31,     March 31,     to March 31,
                                        2000          1999             2000
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                   $     (654)  $     (4,431)   $     (92,595)
 Items not requiring cash flow:
  Amortization                              122            122           17,684
  Increase in accrued expenses and
      accounts payable                        -         (4,400)          15,000
  Issuance of stock for services              -              -            3,688
  Minority share of net loss                  -              -           (1,250)
  Loss from abandonment of lease              -              -           12,122

     Net Cash (Used) by Operating
      Activities                           (532)        (8,709)         (45,416)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for:
   Mining claims                              -              -           (9,944)
   Prepaid mining leases                      -              -          (18,518)
   Organization costs                         -              -             (557)
   Prepaid offering costs                     -              -           (3,947)

     Net cash (used) by Investing
      Activities                              -              -          (32,966)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                    -              -           79,750
  Loans from related parties                  -              -             -

     Net Cash provided by Financing
      Activity                                -              -           79,750

NET INCREASE (DECREASE) IN CASH            (532)          (8,709)         1,368

CASH AT BEGINNING OF PERIOD               1,900           10,625           -

CASH AT END OF PERIOD               $     1,368      $     1,916     $    1,368

Apex Minerals Corporation
(a development stage company)
Statement of Cash Flows (continued)
                                                           For the Period from
                                                               July 10, 1995
                                    For the Period Ended        (Inception)
                                          March 31,             to March 31,
                                   2000             1999            2000
Supplemental Cash Flow Information
  Cash paid for:
    Interest                       $     -          $     -       $     -
    Taxes                                -                -               300

Non Cash Flow Information
  Stock issued for:
    Services                       $     -          $     -       $     3,688
    Organization costs                   -                -               250
    Mining claims                        -                -               625

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS

     The Company had no revenues from operations during the fiscal year ended June 30, 1999, or the first three quarters ended March 31, 2000, and has had no significant revenues from operations since its inception in July 1995.

     The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur substantial costs for payment of accountants, attorneys, and others.
If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwi se, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred. The board of directors may authorize the Company to issue shares of its common stock as consideration for monies advanced or services rendered on behalf of the Company.

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

                                   APEX MINERALS CORPORATION


Date: May 11, 2000            By  /s/ Howard M. Oveson, President and
                              Principal Financial and Accounting Officer