Form 10KSB
period 2000-06-30
APEX MINERALS CORP
filed 2000-09-28
CIK 1019507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB

(Mark One)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2000

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

State issuer's revenues for its most recent fiscal year:     $ -0-

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At September 25, 2000, there were 5,055,800 shares of the Registrant's Common Stock outstanding.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 2000.

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

     At September 25, 2000, the Company had approximately 18 shareholders of record. The Company acts as its own transfer agent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company has had no revenues from operations during the fiscal year ended June 30, 2000, and has had no significant revenues from operations since its inception in July 1995.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Crouch, Bierwolf, & Chisholm were previously the principal accountants for the Company. The Board of Directors decided to rely upon Rule 3-11 of Regulation S-X and audited financial statements were not completed for the year ended June 30, 2000.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

General

     The sole officer and director of the Company is Howard M. Oveson. Mr. Oveson has been a director and the secretary/treasurer of Apex Minerals Corporation since July 1995. He has been the President of the Company since June 1998. Since 1980 Mr. Oveson has been self-employed as a business consultant to private and public companies. Age 67.

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

ITEM 10.  EXECUTIVE COMPENSATION

     There has been no compensation awarded to, earned by, or paid to any of the executive officers of the Company or its Former Subsidiary during the years ended June 30, 2000, 1999 or 1998, except during the year ended June 30, 1998, the Company paid $10,000 to Gaylon W. Hansen, an officer and director of the Former Subsidiary, for services rendered to the Company.

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

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of September 25, 2000, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

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

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are included in this report:

          Balance Sheet at June 30, 2000
          Statements of Operations for the fiscal years ended June 30, 2000 and 1999, and for the period from inception (July 10, 1995) through June 30, 2000
          Statements of Stockholders' Equity from July 10, 1995, through June
               30, 2000
          Statement of Cash Flows for the fiscal years ended June 30, 2000 and 1999, and for the period from inception (July 10, 1995) through June 30, 2000
          Notes to Financial Statements

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

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended June 30, 2000.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Apex Minerals Corporation

Date: September 27, 2000   By: /s/  Howard M. Oveson, President,
                                    Chief Executive Officer and Chief Financial
                                    Officer

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacitates and on the dates indicated.

By: /s/ Howard M. Oveson, Director               September 27, 2000

Apex Minerals Corporation
(a development stage company)
Balance Sheet

ASSETS

CURRENT ASSETS                                         June 30, 2000

   Cash                                                $     1,344

     Total Current Assets                                    1,344

OTHER ASSETS

   Organizational costs (Note 1)                                48

     Total Other Assets                                         48

     TOTAL ASSETS                                      $     1,392


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable - related party                    $    15,000
   Accrued expenses and accounts payable                         -

     Total Current Liabilities                              15,000

STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
     at $.001 par value
     5,055,800 shares issued and outstanding                 5,056
   Capital in excess of par value                           74,060
   Retained deficit (accumulated
     during the development stage)                         (92,724)

     Total Stockholders' Equity                            (13,608)

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                              $     1,392

Apex Minerals Corporation
(a development stage company)
Statement of Operations
                                                                    For the
                                                                  Period from
                                                                 July 10, 1995
                                           For the Year           (Inception)
                                           ended June 30,         to June 30,
REVENUE                                  2000         1999            2000

   Consulting Revenue                 $     -      $     -       $     7,250

     Total Revenue                          -            -             7,250

EXPENSES

General and Admin. Expense                718          4,587          92,931
Loss from Abandonment
    of Mining Leases                        -            -            12,122

     Total Expenses                       718          4,587         105,053

OTHER INCOME (EXPENSES)

  Loss attributable to
    minority interests                      -            -             1,250
  Gain on Sale of Stock                     -            -             4,129
                                            -            -             5,379

Net (loss) before provision
    for taxes                            (718)        (4,587)        (92,424)

   Provision for Taxes                      -            -               300

Net income (loss)                        (718)        (4,587)        (92,724)

Loss Per Share                           (.01)          (.01)           (.01)

Average shares outstanding          5,055,800      5,055,800       4,903,375

Apex Minerals Corporation
(a development stage company)
Statement of Stockholders' Equity

                                                     Capital in
                             Common Stock            Excess of        Retained
                           Shares        Amount      Par Value        (Deficit)

Balance, July 10, 1995          -     $     -        $     -        $      -

Issuance of shares for
 cash at $.001              3,300,000      3,300           -               -

Issuance of shares for
 services at $.001
 (Note 2)                   1,300,000      1,300           -               -

Issuance of shares for
 services at $.0134
 (Note 2)                     150,000        150         1,863             -

Net (loss) for the year         -           -              -            (6,373)

Balance, June 30, 1996      4,750,000      4,750         1,863          (6,373)

Net (loss) for the year         -           -              -           (27,199)

Balance, June 30, 1997      4,750,000      4,750         1,863         (33,572)

Issuance of shares for
 cash at $.25 per share,
 net of $3,947 offering
 costs (Note 4)               305,800        306        72,197             -

Net (loss) for the year         -           -              -           (53,947)

Balance, June 30, 1998      5,055,800      5,056        74,060         (87,519)

Net (loss) for the year         -           -              -            (4,587)

Balance, June 30, 1999      5,055,800      5,056        74,060         (92,006)

Net (loss) for the year         -           -              -              (718)

Balance, June 30, 2000      5,055,800   $  5,056     $  74,060     $   (92,824)

Apex Minerals Corporation
(a development stage company)
Statement of Cash Flows
                                                           For the Period from
                                                              July 10, 1995
                                  For the Year Ended           (Inception)
                                June 30,         June 30,      to June 30,
                                  2000             1999           2000
CASH FLOWS FROM
 OPERATING ACTIVITIES
 Net income (loss)             $   (718)    $     (4,487)   $     (92,724)
 Items not requiring cash flow:
  Amortization                      162              162           17,724
  Increase in accrued expenses
      and accounts payable            -           (4,300)          15,000
  Issuance of stock for services      -               -             3,688
  Minority share of net loss          -               -            (1,250)
  Loss from abandonment of lease      -               -            12,122
Net Cash (Used) by Operating
 Activities                        (556)          (8,625)         (45,440)

CASH FLOWS FROM
 INVESTING ACTIVITIES
  Cash paid for:
   Mining claims                      -               -            (9,944)
   Prepaid mining leases              -               -           (18,518)
   Organization costs                 -               -              (557)
   Prepaid offering costs             -               -            (3,947)
Net cash (used) by Investing
 Activities                           -               -           (32,966)

CASH FLOWS FROM
 FINANCING ACTIVITIES
  Issuance of common stock            -               -             79,750
  Loans from related parties          -               -                  -
Net Cash provided by Financing Act.   -               -             79,750

NET INCREASE (DECREASE) IN CASH    (556)         (8,725)             1,344

CASH AT BEGINNING OF PERIOD       1,900          10,625                  -

CASH AT END OF PERIOD         $   1,344       $   1,900       $      1,344

Apex Minerals Corporation
(a development stage company)
Statement of Cash Flows (continued)
                                                           For the Period from
                                                               July 10, 1995
                                      For the Year Ended        (Inception)
                                 June 30,       June 30,         to June 30,
                                   2000           1999              2000
Supplemental Cash Flow
 Information
  Cash paid for:
    Interest                  $     -        $     -             $     -
    Taxes                           -              -                 300

Non Cash Flow Information
  Stock issued for:
    Services                  $     -        $     -             $ 3,688
    Organization costs              -              -                 250
    Mining claims                   -              -                 625

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

Deferred income taxes result from temporary differences in the recognition of
accounting transactions for tax and financial reporting purposes.   There were
no temporary differences at June 30, 2000 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

Provision for Income Taxes

The Company has cumulative net operating loss carryforwards of approximately $92,000 at June 30, 2000. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates of $31,000 at June 30, 2000 have been offset by valuation reserves of the same amount.

The Company has available $92,000 in net operating loss carryforwards that will begin to expire in the year 2016.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, cash and cash equivalents are defined as demand deposits at banks and certificates of deposits with maturities less than three months.

     Organization Costs

Organization costs of the Company are being amortized over 60 months. Total amortization costs for the year 2000 was $162.

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