Form 10QSB
period 2000-09-30
APEX MINERALS CORP
filed 2000-11-14
CIK 1019507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


            Form 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2000

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 9, 2000, there were 5,055,800 shares of the Registrant's Common Stock outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles nave been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000.

Apex Minerals Corporation
(a development stage company)
Balance Sheet
                                                        September 30, 2000

ASSETS

CURRENT ASSETS

   Cash                                                     $       535
                                                                -------
     Total Current Assets                                           535
                                                                -------
OTHER ASSETS

   Organizational costs (Note 1)                                      7
                                                                -------
     Total Other Assets                                               7
                                                                -------
     TOTAL ASSETS                                           $       542
                                                                -------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable - related party (Note 2)                $    15,000
                                                                -------
     Total Current Liabilities                                   15,000
                                                                -------
STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
     at $.001 par value; 5,055,800  shares  issued
     and outstanding                                              5,056
   Capital in excess of par value                                74,060
   Retained deficit (accumulated during the
     development stage)                                         (93,574)
                                                                -------
   Total Stockholders' Equity                                   (14,458)
                                                                -------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $       542
                                                                =======

Apex Minerals Corporation
(a development stage company)
Statement of Operations
                                                                      For the
                                                                   Period from
                                                                  July 10, 1995
                                      For the Three months          (Inception)
                                      ended September 30,          to Sept. 30,
REVENUE                               2000            1999            2000

   Consulting Revenue               $     -        $     -        $     7,250
                                      -------        -------         --------
     Total Revenue                        -              -              7,250
                                      -------        -------         --------
EXPENSES

General and Admin. Expense               850             65            93,681
Loss from Abandonment
   of Mining Leases                       -              -             12,122
                                      -------        -------         --------
     Total Expenses                      850             65           105,803
                                      -------        -------         --------
OTHER INCOME (EXPENSES)

  Loss attributable to minority
  interests                               -              -              1,250
  Gain on Sale of Stock (Note 2)          -              -              4,129
                                      -------        -------         --------
                                          -              -              5,379
                                      -------        -------         --------
Net (loss) before provision
 for taxes                              (850)           (65)          (93,174)
                                      -------        -------         --------
   Provision for Taxes (Note 1)           -              -                400
                                      -------        -------         --------
Net income (loss)                       (850)           (65)          (94,574)
                                      =======        =======         ========
Loss Per Share (Note 1)                 (.00)          (.01)             (.02)
                                      -------        -------         --------
Average shares outstanding         5,055,800      5,055,800         4,912,341
                                      =======        =======         ========

Apex Minerals Corporation
(a development stage company)
Statement of Cash Flows
For the Period Ended

                                 For the Three  For the Three   For the Period
                                 Months Ended   Months Ended    From Inception
                                 September 30,  September 30,   to September 30,
                                    2000            1999              2000

CASH FLOWS FROM OPERATING
ACTIVITIES
 Net income (loss)                 $    (850)     $     (65)     $     (93,574)
 Items not requiring cash flow:
  Amortization                            41             41             17,765
  Increase in accrued expenses and
      accounts payable                     -              -             15,100
  Issuance of stock for services           -              -              3,688
  Minority share of net loss               -              -             (1,250)
  Loss from abandonment of lease           -              -             12,122
                                      -------        -------         ---------
 Net Cash (Used) by Operating
  Activities                            (809)           (24)           (46,249)
                                      -------        -------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for:
   Mining claims                           -              -             (9,944)
   Prepaid mining leases                   -              -            (18,518)
   Organization costs                      -              -               (557)
   Prepaid offering costs                  -              -             (3,947)
                                      -------        -------         ---------
 Net cash (used) by Investing
  Activities                               -              -            (32,966)
                                      -------        -------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                 -              -             79,750
  Loans from related parties               -              -              -
                                      -------        -------         ---------
  Net Cash provided by Financing
   Activity                                -              -             79,750
                                      -------        -------         ---------
NET INCREASE (DECREASE) IN CASH         (809)           (24)               535

CASH AT BEGINNING OF PERIOD            1,344          1,900              -
                                      -------        -------         ---------
CASH AT END OF PERIOD            $       535    $     1,876        $       535
                                      =======        =======         =========

Apex Minerals Corporation
(a development stage company)
Statement of Cash Flows (continued)
                                                           For the Period from
                                                              July 10, 1995
                                    For the Period Ended       (Inception)
                                       September 30,         to September 30,
                                     2000           1999           2000
Supplemental Cash Flow Information
  Cash paid for:
    Interest                       $     -        $     -          $     -
    Taxes                          $     -        $     -          $       200
Non Cash Flow Information
  Stock issued for:
    Services                       $     -        $     -          $     3,688
    Organization costs                   -              -                  250
    Mining claims                        -              -                  625

Apex Minerals Corporation
(a development stage company)
Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization Costs

Organization costs of the Company are being amortized over 60 months. Total amortization costs for the year ended June 30, 2000 were $162.

     Development Stage Company

The Company has yet to fully develop any material income from its stated primary objective and it is classified as a development stage company. All income, expenses, cash flows and stock transactions are reported since inception.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The Company had no revenues from operations during the fiscal year ended June 30, 2000, or the first quarter ended September 30, 2000, and has had no significant revenues from operations since its inception in July 1995.

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

                               APEX MINERALS CORPORATION



Date: November 10, 2000        By  /s/ Howard M. Oveson, President and
                                       Principal Financial and Accounting
                                       Officer