Form 10QSB
period 2000-12-31
APEX MINERALS CORP
filed 2001-02-06
CIK 1019507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


            Form 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 2000

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At January 29, 2001, there were 5,055,800 shares of the Registrant's Common Stock outstanding.

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

Apex Minerals Corporation
(a development stage company)
Balance Sheet
December 31, 2000

ASSETS

CURRENT ASSETS

   Cash                                            $     499
                                                    ---------
     Total Current Assets                                499
                                                    ---------

     TOTAL ASSETS                                  $     499
                                                    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable - related party                $  15,000
                                                    ---------
     Total Current Liabilities                        15,000
                                                    ---------
STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
     at $.001 par value; 5,055,800  shares
     issued and outstanding                            5,056
   Capital in excess of par value                     74,060
   Retained deficit (accumulated during the
    development stage)                               (93,617)
                                                    ---------
     Total Stockholders' Equity                      (14,501)
                                                    ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    499
                                                    =========

Apex Minerals Corporation
(a development stage company)
Statement of Operations
                                                                    For the
                                                                  Period from
                                For the            For the       July 10, 1995
                             Three months         Six months       (Inception)
                          ended December 31,   ended December 31,  to Dec. 31,
REVENUE                   2000         1999    2000       1999        2000

Consulting Revenue     $     -      $     -  $     -   $     -     $     7,250
                        ---------    -------   -------   --------   ----------
     Total Revenue           -            -        -         -           7,250
                        ---------    -------   -------   --------   ----------
EXPENSES

General and Admin. Expense     43        524       893        589       93,724
Loss from Abandonment
 of Mining Leases             -            -        -         -         12,122
                        ---------    -------   -------   --------   ----------
Total Expenses                 43        524       893        589      105,846
                        ---------    -------   -------   --------   ----------
OTHER INCOME (EXPENSES)

Loss attributable to
  minority interests          -            -        -         -          1,250
  Gain on Sale of Stock       -            -        -         -          4,129
                        ---------    -------   -------   --------   ----------
                              -            -        -         -          5,379
                        ---------    -------   -------   --------   ----------
Net (loss) before provision
 for taxes                  (43)        (524)    (893)     (589)       (93,217)
                        ---------    -------   -------   --------   ----------
 Provision for Taxes          -            -        -         -            400
                        ---------    -------   -------   --------   ----------
Net income (loss)           (43)        (524)    (893)     (589)       (93,617)
                        =========    =======   =======   ========   ==========
Loss Per Share             (.01)        (.01)    (.01)     (.01)          (.02)
                        ---------    -------   -------   --------   ----------
Average shares
 outstanding            5,055,800  5,055,800 5,055,800  5,055,800    4,926,470
                        =========    =======   =======   ========   ==========

Apex Minerals Corporation
(a development stage company)
Statement of Cash Flows
For the Period Ended

                                 For the Six      For the Six    For the Period
                                 Months Ended     Months Ended   From Inception
                                 December 31,     December 31,   to December 31,
                                    2000              1999            2000

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)               $     (893)     $     (589)     $     (93,617)
 Items not requiring cash flow:
  Amortization                           48              81             17,772
  Increase in accrued expenses and
      accounts payable                    -               -             15,000
  Issuance of stock for services          -               -              3,688
  Minority share of net loss              -               -             (1,250)
  Loss from abandonment of lease          -               -             12,122
                                   --------        --------           ---------
Net Cash (Used) by Operating
 Activities                            (845)           (508)           (46,285)
                                   --------        --------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for:
   Mining claims                          -               -             (9,944)
   Prepaid mining leases                  -               -            (18,518)
   Organization costs                     -               -               (557)
   Prepaid offering costs                 -               -             (3,947)
                                   --------        --------           ---------
Net cash (used) by Investing
 Activities                               -               -            (32,966)
                                   --------        --------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                -               -             79,750
  Loans from related parties              -               -               -
                                   --------        --------           ---------
Net Cash provided by Financing
 Activity                                 -               -             79,750
                                   --------        --------           ---------
NET INCREASE (DECREASE) IN CASH        (845)           (508)               499

CASH AT BEGINNING OF PERIOD           1,344           1,900               -
                                   --------        --------           ---------
CASH AT END OF PERIOD             $     499     $     1,392          $     499
                                   ========        ========           =========

Apex Minerals Corporation
(a development stage company)
Statement of Cash Flows (continued)
                                                            For the Period from
                                                                July 10, 1995
                                      For the Period Ended       (Inception)
                                          December 31,         to December 31,
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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The Company had no revenues from operations during the fiscal year ended June 30, 2000, or the first two quarters ended December 31, 2000, and has had no significant revenues from operations since its inception in July 1995.

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

                                   APEX MINERALS CORPORATION



Date: January 29, 2001      By  /s/ Howard M. Oveson, President and
                                    Principal Financial and Accounting Officer