Form 10QSB
period 2001-03-31
APEX MINERALS CORP
filed 2001-05-10
CIK 1019507

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                          Form 10-QSB

(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2001

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

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
[X]  No [    ]       (2)  Yes  [X]    No  [   ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 1, 2001, there were
5,055,800 shares of the Registrant's Common Stock outstanding.

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

Apex Minerals Corporation
(a development stage company)
Balance Sheet
March 31, 2001

ASSETS

CURRENT ASSETS

   Cash                                               $     153
                                                       --------
     Total Current Assets                                   153
                                                       --------

     TOTAL ASSETS                                     $     153
                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable - related party                   $  15,000
                                                       --------
     Total Current Liabilities                           15,000
                                                       --------
STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000
     shares at $.001 par value;
     5,055,800 shares issued and outstanding              5,056
   Capital in excess of par value                        74,060
   Retained deficit (accumulated during the
    development stage)                                  (93,963)
                                                       --------
     Total Stockholders' Equity                         (14,847)
                                                       --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     153
                                                       ========

Apex Minerals Corporation
(a development stage company)
Statement of Operations
                                                                                       For the
                                                                                     Period from
                                   For the                    For the               July 10, 1995
                                   Three months              Nine months            (Inception)
                                   ended March 31,          ended March 31,          to Mar. 31,
REVENUE                       2001           2000          2001         2000            2001

   Consulting Revenue     $     -       $     -       $     -       $     -       $     7,250
                            -------      -------        --------      --------      ---------
     Total Revenue              -             -             -             -             7,250
                            -------      -------        --------      --------      ---------
EXPENSES

General and Admin. Expense     346           65           1,239           654          94,070
Loss from Abandonment
    of Mining Leases            -             -             -             -            12,122
                            -------      -------        --------      --------      ---------
     Total Expenses            346           65           1,239           654         106,192
                            -------      -------        --------      --------      ---------
OTHER INCOME (EXPENSES)

  Loss attributable to
    minority interests          -             -             -             -             1,250
  Gain on Sale of Stock         -             -             -             -             4,129
                            -------      -------        --------      --------      ---------
                                -             -             -             -             5,379
                            -------      -------        --------      --------      ---------
Net (loss) before provision
    for taxes                 (346)         (65)         (1,239)         (654)        (93,563)
                            -------      -------        --------      --------      ---------
   Provision for Taxes          -             -             -             -               400
                            -------      -------        --------      --------      ---------
Net income (loss)             (346)         (65)         (1,239)         (654)        (93,963)
                            =======      =======        ========      ========      =========
Loss Per Share                (.01)        (.01)           (.01)         (.01)           (.02)
                            -------      -------        --------      --------      ---------
Average shares outstanding 5,055,800   5,055,800       5,055,800     5,055,800       4,933,023
                            =======      =======        ========      ========      =========

Apex Minerals Corporation
(a development stage company)
Statement of Cash Flows
For the Period Ended

                                              For the Nine      For the Nine      For the Period
                                              Months Ended      Months Ended      From Inception
                                              March 31,         March 31,         to March 31,
                                                2001                2000              2001
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                              $     (1,239)     $     (654)     $     (93,963)
 Items not requiring cash flow:
  Amortization                                            48             122             17,772
  Increase in accrued expenses and
      accounts payable                                     -               -             15,000
  Issuance of stock for services                           -               -              3,688
  Minority share of net loss                               -               -             (1,250)
  Loss from abandonment of lease                           -               -             12,122
                                                    --------        --------          ---------
     Net Cash (Used) by Operating Activities          (1,191)           (532)           (46,631)
                                                    --------        --------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for:
   Mining claims                                           -               -             (9,944)
   Prepaid mining leases                                   -               -            (18,518)
   Organization costs                                      -               -               (557)
   Prepaid offering costs                                  -               -             (3,947)
                                                    --------        --------          ---------
     Net cash (used) by Investing Activities               -               -            (32,966)
                                                    --------        --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                 -               -             79,750
  Loans from related parties                               -               -               -
                                                    --------        --------          ---------
     Net Cash provided by Financing Activity               -               -             79,750
                                                    --------        --------          ---------
NET INCREASE (DECREASE) IN CASH                       (1,191)           (532)               153

CASH AT BEGINNING OF PERIOD                            1,344           1,900               -
                                                    --------        --------          ---------
CASH AT END OF PERIOD                              $     153     $     1,368          $     153
                                                    ========        ========          =========

Apex Minerals Corporation
(a development stage company)
Statement of Cash Flows (continued)
                                                                           For the Period from
                                                                              July 10, 1995
                                               For the Period Ended           (Inception)
                                               March 31,                      to March 31,
                                               2001               2000            2001
Supplemental Cash Flow Information
  Cash paid for:
    Interest                                 $     -          $     -          $     -
    Taxes                                          -                -                  200

Non Cash Flow Information
  Stock issued for:
    Services                                 $     -          $     -          $     3,688
    Organization costs                             -                -                  250
    Mining claims                                  -                -                  625

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The Company had no revenues from operations during the fiscal year ended
June 30, 2000, or the first three quarters ended March 31, 2001, and has had no significant revenues from operations since its inception in July 1995.

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
If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable.  Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in th
e loss to the Company of all related costs incurred.  The board of directors may authorize the Company to issue shares of its common stock as consideration for monies advanced or services rendered on behalf of the Company.

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

                                       APEX MINERALS CORPORATION

Date: May 1, 2001             By  /s/ Howard M. Oveson, President and
                                      Principal Financial and Accounting Officer