Form 10KSB
period 2001-06-30
APEX MINERALS CORP
filed 2001-09-28
CIK 1019507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB

(Mark One)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2001

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At September 20, 2001, there were 5,055,800 shares of the Registrant's Common Stock outstanding.

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

Employees

     The Company has no employees.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's offices are furnished at no cost by the president of the
Company and are shared with other unrelated companies.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings or government actions, including any material bankruptcy, receivership, or similar proceedings.  Management of the Company does not believe that there are any material proceedings to which any director, officer or affiliate of the Company, any owner of record of beneficially more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 2001.

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

     At September 20, 2001, the Company had approximately 18 shareholders of record.  The Company acts as its own transfer agent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company had no revenues from operations during the fiscal year ended
June 30, 2001, and has had no significant revenues from operations since its inception in July 1995.

     During the year ended June 30, 1999, the Company held interests in a number of unpatented mining claims, each of which required payment of annual maintenance fees principally to the Bureau of Land Management in the aggregate amount of approximately $15,000, which fees were due on or before August 31,
1998.  The Company had attempted without success to locate joint venture partners to develop the claims or potential purchasers of such claims.  The
Company did not have sufficient funds to pay the annual fees and Mr. Oveson, a principal shareholder and sole officer and director, who had previously loaned money to the Company, determined not to advance additional funds for this purpose.  Management decided to abandon the interest of the Company in such claims and did not pay the annual fees.

     The Company has no plans to raise or seek additional funding, but intends to seek a new business venture or enterprise for the Company.  The Company has no significant operating costs or capital obligations.

     During the year ended June 30, 2001, the Company borrowed $5,000 from Mr.
Oveson for operating expenses.  Management believes that these funds will satisfy the Company's cash requirements for the current year.

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

(a)Its gross receipts from all sources for the fiscal year covered in the financial statements were not in excess of $100,000;

(b)the Company had not purchased or sold any of its stock, granted any options therefor, or levied assessments upon any outstanding stock;

(c)expenditures for all purposes for the fiscal year were not in excess of
$100,000;

(d)there was no material change in the business of the Company occurring during the fiscal year, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights, or leases; and

(e)the shares of the Company are not listed upon any exchange and it is not subject to any government authority which requires the furnishing to it or publication of audited financial statements.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Crouch, Bierwolf, & Chisholm, now Bierwolf, Nilson & Associates,
Certified Public Accountants, were previously the principal accountants for the Company.  The Board of Directors decided to rely upon Rule 3-11 of
Regulation S-X and audited financial statements were not completed for the year ended June 30, 2001 & 2000.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

General

     The sole officer and director of the Company is Howard M. Oveson.  Mr.
Oveson has been a director and the secretary/treasurer of Apex Minerals
Corporation since July 1995.  He has been the President of the Company since
June 1998.  Since 1980 Mr. Oveson has been self-employed as a business consultant to private and public companies. Age 68*.

     Each director of the Company is elected to hold office until the next annual meeting of the shareholders and until his or her successor is elected and duly qualified.  Each officer of the Company is appointed to hold office until the first meeting of the Board of Directors immediately following the annual meeting of shareholders.  The Company has not held an annual meeting of its shareholders since its inception and has not scheduled such a meeting for the current year.

Compliance with Section 16(a) of the Exchange Act

     The Company's common stock is not registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, and therefore no disclosure is required pursuant to this item.

ITEM 10.  EXECUTIVE COMPENSATION

     There has been no compensation awarded to, earned by, or paid to any of the executive officers of the Company or its Former Subsidiary during the years ended June 30, 2001, 2000 or 1999.

     The Company has no written employment contract with Mr. Oveson, the sole executive officer of the Company.

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

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of
September 20, 2001, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

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

     *(2)Of the shares listed, 1,650,000 are held of record by Gaylon W.
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

     On June 25, 2001, Howard M. Oveson, a principal shareholder, officer and director of the Company, loaned $5,000 to the Company. [*describe terms of loan]

     Ronald N. Vance, an attorney and a principal shareholder of the Company, has rendered legal services to the Company.  Legal fees for the year ended
June 30, 1998, totaled $15,000.  No fees were incurred during the years ended
June 30, 1999, 2000 and 2001.  Interest on unpaid balances is charged at 18%
per annum.  Interest due at June 30, 2001, totaled $8,107.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1)     Financial Statements.  The following financial statements are included in this report:

Balance Sheet at June 30, 2001

Statements of Operations for the fiscal years ended June 30, 2001 and 2000, and for the period from inception (July 10, 1995)
 through June 30, 2001

Statements of Stockholders' Equity from July 10, 1995, through June 30, 2001

Statement of Cash Flows for the fiscal years ended June 30, 2001 and 2000, and for the period from inception (July 10, 1995) through June 30, 2001

Notes to Financial Statements

     (a)(2)     Exhibits.  The following exhibits are included as part of this report:

     Exhibit No.     Description of Exhibit                                  Page

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

     (b)  Reports on Form 8-K:  No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended June 30, 2001

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Apex Minerals Corporation

Date: September 20, 2001      By: /s/  Howard M. Oveson, President,
                                       Chief Executive Officer and Chief
                                       Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacitates and on the dates indicated.

      September 20, 2001      By: /s/  Howard M. Oveson, Director

Apex Minerals Corporation
(a development stage company)
Balance Sheet
(Unaudited)

ASSETS

CURRENT ASSETS                                                  June 30, 2001

   Cash                                                            $     4,746
                                                                      --------
     Total Current Assets                                                4,746
                                                                      --------
     TOTAL ASSETS                                                  $     4,746
                                                                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable - related party                               $     15,000
   Interest payable - related party                                      8,107
   Note payable - related party                                          5,000
   Accrued expenses and accounts payable                                   -
                                                                      --------
     Total Current Liabilities                                          28,107
                                                                      --------
STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
     at $.001 par value
     5,055,800 shares issued and outstanding                             5,056
   Capital in excess of par value                                       74,060
   Retained deficit (accumulated
     during the development stage)                                    (102,477)
                                                                      --------
     Total Stockholders' Equity                                        (23,361)
                                                                      --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $     4,746
                                                                      ========

Apex Minerals Corporation
(a development stage company)
Statement of Operations
(Unaudited)

                                                                                         For the
                                                                                       Period from
                                                                                      July 10, 1995
                                                           For the Year                (Inception)
                                                           ended June 30,              to June 30,
REVENUE                                                  2001           2000               2001

   Consulting Revenue                                   $     -        $     -        $     7,250
                                                          --------      -------         ---------
     Total Revenue                                            -              -              7,250
                                                          --------      -------         ---------
EXPENSES

General and Admin. Expense                                   9,753          718           102,584
Loss from Abandonment
    of Mining Leases                                          -              -             12,122
                                                          --------      -------         ---------
     Total Expenses                                          9,753          718           114,706
                                                          --------      -------         ---------
OTHER INCOME (EXPENSES)

  Loss attributable to
    minority interests                                        -              -              1,250
  Gain on Sale of Stock                                       -              -              4,129
                                                          --------      -------         ---------
                                                              -              -              5,379
                                                          --------      -------         ---------
Net (loss) before provision
    for taxes                                               (9,753)        (718)         (102,077)
                                                          --------      -------         ---------
   Provision for Taxes                                        -              -                400
                                                          --------      -------         ---------
Net income (loss)                                           (9,753)        (718)         (102,477)
                                                          ========      =======         =========
Loss Per Share                                                (.01)        (.01)             (.01)
                                                          --------      -------         ---------
Average shares outstanding                               5,055,800    5,055,800         4,938,139
                                                          ========      =======         =========

Apex Minerals Corporation
(a development stage company)
Statement of Stockholders' Equity
(Unaudited)

                                                                      Capital in
                                             Common Stock             Excess of             Retained
                                           Shares         Amount      Par Value             (Deficit)

Balance, July 10, 1995                         -        $     -        $     -             $      -

Issuance of shares for cash
 at $.001                              3,300,000          3,300              -                    -

Issuance of shares for services
 at $.001 (Note 2)                     1,300,000          1,300              -                    -

Issuance of shares for services
 at $.0134 (Note 2)                      150,000            150          1,863                    -

Net (loss) for the year                        -              -              -               (6,373)

Balance, June 30, 1996                 4,750,000          4,750          1,863               (6,373)

Net (loss) for the year                        -              -              -              (27,199)
                                       ---------       --------      ---------            ---------
Balance, June 30, 1997                 4,750,000          4,750          1,863              (33,572)

Issuance of shares for cash at
 $.25 per share, net of $3,947
 offering costs (Note 4)                 305,800            306         72,197                    -

Net (loss) for the year                        -              -              -              (53,947)
                                       ---------       --------      ---------            ---------
Balance, June 30, 1998                 5,055,800          5,056         74,060              (87,519)

Net (loss) for the year                        -              -              -               (4,487)
                                       ---------       --------      ---------            ---------
Balance, June 30, 1999                 5,055,800          5,056         74,060              (92,006)

Net (loss) for the year                        -              -              -                 (718)
                                       ---------       --------      ---------            ---------
Balance, June 30, 2000                 5,055,800     $    5,056     $   74,060         $    (92,724)

Apex Minerals Corporation
(a development stage company)
Statement of Stockholders' Equity (continued)

Balance, June 30, 2000                 5,055,800     $    5,056     $   74,060         $    (92,724)

Net (loss) for the year                        -              -              -               (9,753)
                                       ---------       --------      ---------            ---------
Balance, June 30, 2001                 5,055,800     $    5,056     $   74,060         $   (102,477)
                                       =========       ========      =========            =========

Apex Minerals Corporation
(a development stage company)
Statement of Cash Flows
(Unaudited)
                                                                                   For the Period from
                                                                                      July 10, 1995
                                                         For the Year Ended            (Inception)
                                                      June 30,         June 30,         to June 30,
                                                        2001             2000              2001
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                               $     (9,753)     $     (718)     $     (102,477)
 Items not requiring cash flow:
  Amortization                                             48             162              17,772
  Increase in accrued expenses and
      accounts payable                                  8,107               -              23,107
  Issuance of stock for services                            -               -               3,688
  Minority share of net loss                                -               -              (1,250)
  Loss from abandonment of lease                            -               -              12,122
                                                    ---------        --------           ---------
Net Cash (Used) by Operating Activities                (1,598)           (556)            (47,038)
                                                    ---------        --------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for:
   Mining claims                                            -               -              (9,944)
   Prepaid mining leases                                    -               -             (18,518)
   Organization costs                                       -               -                (557)
   Prepaid offering costs                                   -               -              (3,947)
                                                    ---------        --------           ---------
Net cash (used) by Investing Activities                     -               -             (32,966)
                                                    ---------        --------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                  -               -              79,750
  Loans from related parties                            5,000               -               5,000
                                                    ---------        --------           ---------
Net Cash provided by Financing Act.                     5,000               -              84,750
                                                    ---------        --------           ---------
NET INCREASE (DECREASE) IN CASH                         3,402            (556)              4,746

CASH AT BEGINNING OF PERIOD                             1,344           1,900                   -
                                                    ---------        --------           ---------
CASH AT END OF PERIOD                             $     4,746     $     1,344          $    4,746
                                                    =========        ========           =========

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
(Unaudited)

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

Deferred income taxes result from temporary differences in the recognition of
accounting transactions for tax and financial reporting purposes.   There were
no temporary differences at June 30, 2001 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

     Provision for Income Taxes (Continued)

The Company has cumulative net operating loss carryforwards of approximately
$94,000 at June 30, 2001.  No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable.  Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates of $31,000 at June
30, 2001 have been offset by valuation reserves of the same amount.

The Company has available $94,000 in net operating loss carryforwards that will begin to expire in the year 2016.

     Cash and Cash Equivalents

For the purposes of the statements of cash flows, cash and cash equivalents are defined as demand deposits at banks and certificates of deposits with maturities less than three months.

     Organization Costs

Organization costs of the Company were being amortized over 60 months.  Total amortization costs for the year 2001 was $48.  The total amount of the organization costs have been amortized.

     Development Stage Company

The Company has yet to fully develop any material income from its stated
primary objective and it is classified as a development stage company.  All income, expenses, cash flows and stock transactions are reported since inception.

     Mining Claims

The Company acquired several mining claims in Washington county in the state of Utah.  The Company expended funds in staking the claims and making the proper filings with the appropriate county, state and federal agencies.

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

NOTE 2  - RELATED PARTY TRANSACTIONS

During 2001, the majority shareholder loaned $5,000 to the Company.  The loan is non-interest bearing and payable on demand.

During 1998, a shareholder provided legal services of $15,000 to the Company.
The interest rate is 18% per year.

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