Form 10QSB
period 2001-09-30
APEX MINERALS CORP
filed 2001-11-14
CIK 1019507

Page 1
                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2001

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

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes [X*] No [ ]
(2) Yes [X*]  No [ ]
------------
     *The duty to file reports under subsection 15(d) was automatically suspended for the fiscal year beginning July 1, 1997, because the common stock of the registrant was held of record by fewer than 300 persons at and since such date. The registrant has continued to voluntarily file reports under such subsection since such date.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At
October 19, 2001, there were 5,055,800 shares of the Registrant's
Common Stock outstanding.

Page2
                             PART I

                  ITEM 1.  FINANCIAL STATEMENTS

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2001.

Page 3

                   Apex Minerals Corporation
                 (a development stage company)
                         Balance Sheet
                       September 30, 2001
                            ASSETS
CURRENT ASSETS

   Cash                                             $    4,740
                                                    ----------
     Total Current Assets                                4,740
                                                    ----------
     TOTAL ASSETS                                   $    4,740
                                                    ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable - related party                 $   16,000
   Interest payable - related party                      9,156
   Note payable - related party                          5,000
                                                    ----------
     Total Current Liabilities                          30,156

STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
     at $.001 par value;
     5,055,800  shares issued and outstanding            5,056
   Capital in excess of par value                       74,060
   Retained deficit
     (accumulated during the development stage)       (104,532)
                                                    -----------
     Total Stockholders' Equity                        (25,415)
                                                    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    4,740
                                                    ===========

Page 4

                              Apex Minerals Corporation
                            (a development stage company)
                               Statement of Operations
                                                                           For the
                                                                         Period from
                                                                        July 10, 1995
                                               For the Three Months      (Inception)
                                               Ended September 30,      to Sept. 30,
                                               2001          2000           2001
REVENUE

 Consulting Revenue                         $    -        $    -        $   7,250
                                              -------       -------       -------
   Total Revenue                                 -             -            7,250
                                              -------       -------       -------
EXPENSES

 General and Admin. Expense                     2,055           850       104,639
 Loss from Abandonment
   of Mining Leases                              -             -           12,122
                                              -------       -------       -------
   Total Expenses                               2,055           850       116,761
                                              -------       -------       -------
OTHER INCOME (EXPENSES)

 Loss attributable to minority interests         -             -            1,250
 Gain on Sale of Stock (Note 2)                  -             -            4,129
                                              -------       -------       -------
                                                 -             -            5,379
                                              --------      --------     ---------
Net (loss) before provision  for taxes         (2,055)         (850)     (104,132)

 Provision for Taxes (Note 1)                    -             -              400
                                              --------      --------     ---------
Net income (loss)                              (2,055)         (850)     (104,532)
                                              ========      ========     =========
Loss Per Share (Note 1)                          (.00)         (.00)         (.02)

Average shares outstanding                  5,055,800     5,055,800     4,942,845

Page 5

                                     Apex Minerals Corporation
                                   (a development stage company)
                                      Statement of Cash Flows
                                                 For the Three   For the Three      For the Period
                                                 Months Ended    Months Ended       From Inception
                                                 September 30,   September 30,     to September 30,
                                                     2001            2000                2001
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                               $  (2,055)      $    (850)        $  (104,532)
 Items not requiring cash flow:
  Amortization                                        -                 41              17,772
  Increase in accrued expenses and
    accounts payable                                 2,049            -                 25,156
  Issuance of stock for services                      -               -                  3,688
  Minority share of net loss                          -               -                 (1,250)
  Loss from abandonment of lease                      -               -                 12,122
                                                  ---------       ---------         -----------
     Net Cash (Used) by Operating Activities            (6)           (809)            (47,044)
                                                  ---------       ---------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash paid for:
  Mining claims                                       -               -                 (9,944)
  Prepaid mining leases                               -               -                (18,518)
  Organization costs                                  -               -                   (557)
  Prepaid offering costs                              -               -                 (3,947)
                                                  ---------       ---------         -----------
     Net cash (used) by Investing Activities          -               -                (32,966)
                                                  ---------       ---------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock                             -               -                 79,750
 Loans from related parties                           -               -                  5,000
                                                  ---------       ---------         -----------
     Net Cash provided by Financing Activity          -               -                 84,750
                                                  ---------       ---------         -----------
NET INCREASE (DECREASE) IN CASH                         (6)           (809)              4,740

CASH AT BEGINNING OF PERIOD                          4,746           1,344                -
                                                  ---------       ---------         -----------
CASH AT END OF PERIOD                            $   4,740       $     535         $     4,740
                                                 ==========      ==========        ============

Page 6

                            Apex Minerals Corporation
                          (a development stage company)
                       Statement of Cash Flows (continued)
                                                              For the Period from
                                                                July 10, 1995
                                      For the Period Ended       (Inception)
                                         September 30,         to September 30,
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

Page 7
                    Apex Minerals Corporation
                  (a development stage company)
          Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization Costs

     Organization costs of the Company were being amortized over 60 months. The organizational costs have been totally amortized. Total amortization costs for the year ended June
     30, 2001 were $48.

     Development Stage Company

     The Company has yet to fully develop any material income from its stated primary objective and it is classified as a development stage company. All income, expenses, cash flows and stock transactions are reported since inception.

Page 8
        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                       PLAN OF OPERATIONS

     The Company had no revenues from operations during the fiscal year ended June 30, 2001, or the first quarter ended
September 30, 2001, and has had no significant revenues from operations since its inception in July 1995.

     Milagro Holdings, Inc., an entity of which Howard Oveson, the sole director and an executive officer of the Company, is an executive officer and director, loaned $5,000 to the Company in June 2001, for operating expenses.

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

                             PART II
                        OTHER INFORMATION

ITEM 6.  EXHIBITS

     (a) Exhibits. The following exhibit is attached hereto and included with this report:

     Exhibit No.    Description                          Location

     10.8      Promissory Note dated June 25, 2001       Attached

Page 9
                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                APEX MINERALS CORPORATION

Date: October 19, 2001          By /s/ Howard M. Oveson, President and
                                Principal Financial and Accounting Officer