Form 10QSB
period 2001-12-31
APEX MINERALS CORP
filed 2002-02-14
CIK 1019507

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 2001

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

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes [X*] No [ ]
(2) Yes [ ]  No [X*]
------------
     *The duty to file reports under subsection 15(d) was automatically suspended for the fiscal year beginning July 1, 1997, because the common stock of the registrant was held of record by fewer than 300 persons at and since such date. The registrant has continued to voluntarily file reports under such subsection since such date.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At
February 12, 2002, there were 5,055,800 shares of the Registrant's Common Stock outstanding.

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

Page 3

                   Apex Minerals Corporation
                 (a development stage company)
                         Balance Sheet
                       December 31, 2001
                            ASSETS
CURRENT ASSETS

   Cash                                             $    4,063
                                                    ----------
     Total Current Assets                                4,063
                                                    ----------
     TOTAL ASSETS                                   $    4,063
                                                    ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable - related party                 $   16,500
   Interest payable - related party                     10,316
   Note payable - related party                          5,000
                                                    ----------
     Total Current Liabilities                          31,816

STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
     at $.001 par value;
     5,055,800  shares issued and outstanding            5,056
   Capital in excess of par value                       74,060
   Retained deficit
     (accumulated during the development stage)       (106,869)
                                                    ----------
     Total Stockholders' Equity                        (27,753)
                                                    ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    4,063
                                                    ==========

Page 4

                                          Apex Minerals Corporation
                                        (a development stage company)
                                           Statement of Operations
                                                                                                  For the
                                                                                                Period from
                                                                                               July 10, 1995
                                             For the Three Months       For the Six Months      (Inception)
                                              Ended December 31,        Ended December 31,      to Dec. 31,
                                               2001        2000          2001        2000          2001
REVENUE

 Consulting Revenue                          $    -      $    -        $    -      $    -        $  7,250
                                              -------     -------       -------     -------       -------
   Total Revenue                                  -           -             -           -           7,250
                                              -------     -------       -------     -------       -------
EXPENSES

 General and Admin. Expense                     2,337          43         4,392         893       106,976
 Loss from Abandonment
   of Mining Leases                               -           -             -           -          12,122
                                              -------     -------       -------     -------       -------
   Total Expenses                               2,337          43         4,392         893       119,098
                                              -------     -------       -------     -------       -------
OTHER INCOME (EXPENSES)

 Loss attributable to minority interests          -           -             -           -           1,250
 Gain on Sale of Stock (Note 2)                   -           -             -           -           4,129
                                              -------     -------       -------     -------       -------
                                                  -           -             -           -           5,379
                                              -------     -------       -------     -------       -------
Net (loss) before provision  for taxes         (2,337)        (43)       (4,392)       (893)     (106,469)

 Provision for Taxes (Note 1)                    -           -              -           -             400
                                              -------     -------       -------     -------       -------
Net income (loss)                              (2,337)        (43)       (4,392)       (893)     (106,869)
                                              =======     =======       =======     =======       =======
Loss Per Share (Note 1)                          (.00)       (.00)         (.02)

Average shares outstanding                  5,055,800   5,055,800     5,055,800   5,055,800     4,947,189

Page 5

                                     Apex Minerals Corporation
                                   (a development stage company)
                                      Statement of Cash Flows
                                                                                  For the Period
                                                   For the Six Months Ended       From Inception
                                                 December 31,    December 31,     to December 31,
                                                    2001            2000                2001
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                               $   (4,392)     $     (893)       $ (106,869)
 Items not requiring cash flow:
  Amortization                                          -                48            17,772
  Increase in accrued expenses and
    accounts payable                                  3,709             -              26,816
  Issuance of stock for services                        -               -               3,688
  Minority share of net loss                            -               -              (1,250)
  Loss from abandonment of lease                        -               -              12,122
                                                  ---------       ---------         ---------
     Net Cash (Used) by Operating Activities           (683)           (845)          (47,721)
                                                  ---------       ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash paid for:
  Mining claims                                         -               -              (9,944)
  Prepaid mining leases                                 -               -             (18,518)
  Organization costs                                    -               -                (557)
  Prepaid offering costs                                -               -              (3,947)
                                                  ---------       ---------         ---------
     Net cash (used) by Investing Activities            -               -             (32,966)
                                                  ---------       ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock                               -               -              79,750
 Loans from related parties                             -               -               5,000
                                                  ---------       ---------         ---------
     Net Cash provided by Financing Activity            -               -              84,750
                                                  ---------       ---------         ---------
NET INCREASE (DECREASE) IN CASH                        (683)           (845)            4,063

CASH AT BEGINNING OF PERIOD                           4,746           1,344               -
                                                  ---------       ---------         ---------
CASH AT END OF PERIOD                            $    4,063      $      499        $    4,063
                                                  =========       =========         =========

Page 6

                            Apex Minerals Corporation
                          (a development stage company)
                       Statement of Cash Flows (continued)
                                                             For the Period from
                                                                July 10, 1995
                                      For the Period Ended       (Inception)
                                          December 31,         to December 31,
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

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                       PLAN OF OPERATIONS

     The Company had no revenues from operations during the fiscal year ended June 30, 2001, or the first two quarters ended
December 31, 2001, and has had no significant revenues from operations since its inception in July 1995.

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

                                APEX MINERALS CORPORATION

Date: February 12, 2001         By /s/ Howard M. Oveson, President and
                                Principal Financial and Accounting Officer