Form 10QSB
period 2002-03-31
APEX MINERALS CORP
filed 2002-05-14
CIK 1019507

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2002

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At
May 14, 2002, there were 5,055,800 shares of the Registrant's
Common Stock outstanding.

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

Page 3

                   Apex Minerals Corporation
                 (a development stage company)
                         Balance Sheet
                         March 31, 2002
                            ASSETS
CURRENT ASSETS

   Cash                                             $    3,806
                                                    ----------
     Total Current Assets                                3,806
                                                    ----------
     TOTAL ASSETS                                   $    3,806
                                                    ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable - related party                 $   16,750
   Interest payable - related party                     11,778
   Note payable - related party                          5,000
                                                    ----------
     Total Current Liabilities                          33,528

STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
     at $.001 par value;
     5,055,800  shares issued and outstanding            5,056
   Capital in excess of par value                       74,060
   Retained deficit
     (accumulated during the development stage)       (108,838)
                                                    ----------
     Total Stockholders' Equity                        (29,722)
                                                    ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    3,806
                                                    ==========

Page 4

                                          Apex Minerals Corporation
                                        (a development stage company)
                                           Statement of Operations
                                                                                                  For the
                                                                                                Period from
                                                                                               July 10, 1995
                                             For the Three Months       For the Nine Months     (Inception)
                                               Ended March 31,            Ended March 31,       to March 31,
                                               2002        2001           2002        2001          2002
REVENUE

 Consulting Revenue                          $    -      $    -        $    -      $    -        $  7,250
                                              -------     -------       -------     -------       -------
   Total Revenue                                  -           -             -           -           7,250
                                              -------     -------       -------     -------       -------
EXPENSES

 General and Admin. Expense                     1,969         346         6,361       1,239       108,945
 Loss from Abandonment
   of Mining Leases                               -           -             -           -          12,122
                                              -------     -------       -------     -------       -------
   Total Expenses                               1,969         346         6,361       1,239       121,067
                                              -------     -------       -------     -------       -------
OTHER INCOME (EXPENSES)

 Loss attributable to minority interests          -           -             -           -           1,250
 Gain on Sale of Stock (Note 2)                   -           -             -           -           4,129
                                              -------     -------       -------     -------       -------
                                                  -           -             -           -           5,379
                                              -------     -------       -------     -------       -------
Net (loss) before provision  for taxes         (1,969)       (346)       (6,361)     (1,239)     (108,438)

 Provision for Taxes (Note 1)                    -           -              -           -             400
                                              -------     -------       -------     -------       -------
Net income (loss)                              (1,969)       (346)       (6,361)     (1,239)     (108,838)
                                              =======     =======       =======     =======       =======
Loss Per Share (Note 1)                          (.00)       (.00)         (.00)       (.00)

Average shares outstanding                  5,055,800   5,055,800     5,055,800   5,055,800     4,950,693

Page 5

                                     Apex Minerals Corporation
                                   (a development stage company)
                                      Statement of Cash Flows
                                                                                   For the Period
                                                  For the Nine Months Ended        From Inception
                                                  March 31,       March 31,         to March 31,
                                                    2002            2001               2002
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                               $   (6,361)     $   (1,239)       $ (108,838)
 Items not requiring cash flow:
  Amortization                                          -                48            17,772
  Increase in accrued expenses and
    accounts payable                                  5,421             -              28,528
  Issuance of stock for services                        -               -               3,688
  Minority share of net loss                            -               -              (1,250)
  Loss from abandonment of lease                        -               -              12,122
                                                  ---------       ---------         ---------
     Net Cash (Used) by Operating Activities           (940)         (1,191)          (47,978)
                                                  ---------       ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash paid for:
  Mining claims                                         -               -              (9,944)
  Prepaid mining leases                                 -               -             (18,518)
  Organization costs                                    -               -                (557)
  Prepaid offering costs                                -               -              (3,947)
                                                  ---------       ---------         ---------
     Net cash (used) by Investing Activities            -               -             (32,966)
                                                  ---------       ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock                               -               -              79,750
 Loans from related parties                             -               -               5,000
                                                  ---------       ---------         ---------
     Net Cash provided by Financing Activity            -               -              84,750
                                                  ---------       ---------         ---------
NET INCREASE (DECREASE) IN CASH                        (940)         (1,191)            3,806

CASH AT BEGINNING OF PERIOD                           4,746           1,344               -
                                                  ---------       ---------         ---------
CASH AT END OF PERIOD                            $    3,806      $      153        $    3,806
                                                  =========       =========         =========

Page 6

                            Apex Minerals Corporation
                          (a development stage company)
                       Statement of Cash Flows (continued)
                                                             For the Period from
                                                                July 10, 1995
                                      For the Period Ended       (Inception)
                                           March 31,            to March 31,
                                        2002        2001            2002
Supplemental Cash Flow Information
 Cash paid for:
  Interest                           $    -      $    -        $    -
  Taxes                                   -           -              200

Non Cash Flow Information
 Stock issued for:
  Services                           $    -      $    -        $   3,688
  Organization costs                      -           -              250
    Mining claims                         -           -              625

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

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                       PLAN OF OPERATIONS

     The Company had no revenues from operations during the fiscal year ended June 30, 2001, or the first three quarters ended March 31, 2002, and has had no significant revenues from operations since its inception in July 1995.

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

                                APEX MINERALS CORPORATION

Date: May 14, 2002              By: /s/ Howard M. Oveson
                                Howard M. Oveson, President and
                                Principal Financial and Accounting Officer