Form 10KSB
period 2002-06-30
APEX MINERALS CORP
filed 2002-09-30
CIK 1019507

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2002

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At September 23, 2002, there were 5,055,800 shares of the Registrant's Common Stock outstanding.

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

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 2002.

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

     At September 23, 2002, the Company had approximately 21 shareholders of record as reported by our transfer agent. The transfer agent for our common shares is American Registrar & Transfer Co., 342 East 900 South, Salt Lake City, Utah 84111.

    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company had no revenues from operations during the fiscal year ended June 30, 2002, and has had no significant revenues from operations since its inception in July 1995.

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

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Crouch, Bierwolf, & Chisholm, now Bierwolf, Nilson & Associates, Certified Public Accountants, were previously the principal accountants for the Company. The Board of Directors decided to rely upon Rule 3-11 of Regulation S-X and audited financial statements have not been completed since the year ended June 30, 1999.

                                 PART III

         ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
    CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

General

     The sole officer and director of the Company is Howard M. Oveson.
Mr. Oveson has been a director and the secretary/treasurer of Apex Minerals Corporation since July 1995. He has been the President of the Company since June 1998. Since 1980 Mr. Oveson has been self-employed as a business consultant to private and public companies. Age 69.

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

                     ITEM 10.  EXECUTIVE COMPENSATION

     There has been no compensation awarded to, earned by, or paid to any of the executive officer of the Company during the years ended June 30, 2002, 2001 or 2000.

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

                  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                     BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of September 23, 2002, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock;
(ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                              Amount and Nature
Name and Address              of Beneficial
of Beneficial Owner           Ownership(1)             Percent of Class

Howard M. Oveson              3,300,000(2)             65.27%
57 West 200 South
Suite 310
Salt Lake City, Utah 84101

Executive Officers and
Directors as a Group
(1 Person)                    3,300,000                65.27%
---------------
     (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

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

         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The founders of the Company were Gaylon W. Hansen, the owner of the Former Subsidiary, and Howard M. Oveson, an officer, a director, and the principal shareholder of the Company. On or about July 11, 1995, each of the organizers of the Company paid $1,650 cash consideration for 1,650,000 shares each of the Common Stock of the Company.

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

             ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are included in this report:

          Balance Sheet at June 30, 2002
          Statements of Operations for the fiscal years ended June 30, 2002 and 2001, and for the period from inception (July 10, 1995) through June 30, 2002

          Statements of Stockholders' Equity from July 10, 1995, through
               June 30, 2002
          Statement of Cash Flows for the fiscal years ended June 30, 2002 and 2001, and for the period from inception (July 10, 1995) through June 30, 2002
          Notes to Financial Statements

     (a)(2) Exhibits. The following exhibits are included as part of this report:

     Exhibit No.  Description of Exhibit                            Page

      3.1         Certificate of Incorporation                        *

      3.2         By-Laws of the Company currently in effect          *

      4.1         Form of certificate evidencing shares of Common
                  Stock                                               *

     99.1         Written Statement of Chief Executive Officer      Attached
                  and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934.


          *Incorporated by reference from the Company's registration statement on Form SB-2 filed with the Securities and Exchange Commission, file no.333-5302-D.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended June 30, 2002

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Apex Minerals Corporation

Date:  September 29, 2002          By: /s/ Howard M. Oveson
                                       Howard M. Oveson, President, Chief
                                       Executive Officer and Chief
                                       Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacitates and on the dates indicated.


September 29, 2001                 By: /s/ Howard M. Oveson
                                       Howard M. Oveson, Director

                              CERTIFICATIONS

I, Howard M.  Oveson, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Apex Minerals Corporation

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                                   /s/ Howard M. Oveson
                                   Howard M. Oveson, President and Chief
                                   Financial Officer


EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5, and 6 of the Certifications as set forth in Form 10-KSB have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because the period covered by this annual report ended before the Effective Date of Rules 13a-14 and 15d-14.

                         SUPPLEMENTAL INFORMATION

     No annual report has been sent to security holders covering the registrant's last fiscal year.

                         Apex Minerals Corporation
                       (a development stage company)
                               Balance Sheet
                                (Unaudited)

                                  ASSETS
                                                 June 30, 2002
                                                 -------------
CURRENT ASSETS

   Cash                                           $     3,768
                                                   ----------
     Total Current Assets                               3,768
                                                   ----------
     TOTAL ASSETS                                 $     3,768
                                                   ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                               $    17,000
   Interest payable                                    12,825
   Note payable - related party                         5,000
   Interest payable - related party                       500
                                                   ----------
     Total Current Liabilities                         35,325
                                                   ----------
STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
     at $.001 par value
     5,055,800 shares issued and outstanding            5,056
   Capital in excess of par value                      74,060
   Retained deficit (accumulated
     during the development stage)                   (110,673)
                                                   ----------
     Total Stockholders' Equity                       (31,557)
                                                   ----------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                         $     3,768
                                                   ==========

                         Apex Minerals Corporation
                       (a development stage company)
                          Statement of Operations
                                (Unaudited)

                                                                 For the
                                                               Period from
                                                              July 10, 1995
                                        For the Year           (Inception)
                                       ended June 30,          to June 30,
                                    2002           2001           2002
                                ------------   ------------   ------------
REVENUE

   Consulting Revenue           $      -       $      -       $     7,250
                                 ----------     ----------     ----------
     Total Revenue                     -              -             7,250
                                 ----------     ----------     ----------
EXPENSES

   General and Admin. Expense         8,196          9,753        110,780
   Loss from Abandonment
    of Mining Leases                   -              -            12,122
                                 ----------     ----------     ----------
     Total Expenses                   8,196          9,753        122,902
                                 ----------     ----------     ----------
OTHER INCOME (EXPENSES)

   Loss attributable to
    minority interests                 -              -             1,250
   Gain on Sale of Stock               -              -             4,129
                                 ----------     ----------     ----------
                                       -              -             5,379
                                 ----------     ----------     ----------
Net (loss) before provision
  for taxes                          (8,196)        (9,753)      (110,273)
                                 ----------     ----------     ----------
   Provision for Taxes                 -              -               400
                                 ----------     ----------     ----------
Net income (loss)                    (8,196)        (9,753)      (110,673)
                                 ==========     ==========     ==========

Loss Per Share                         (.01)          (.01)          (.01)

Average shares outstanding        5,055,800      5,055,800      4,938,139
                                 ==========     ==========     ==========

                              Apex Minerals Corporation
                            (a development stage company)
                          Statement of Stockholders' Equity
                                     (Unaudited)

                                                                Capital in
                                        Common Stock            Excess of      Retained
                                    Shares         Amount       Par Value      (Deficit)
                                  ----------     ----------     ----------     ----------
Balance, July 10, 1995                  -       $      -       $      -       $      -

Issuance of shares for cash
 at $.001                          3,300,000          3,300           -              -

Issuance of shares for services
 at $.001 (Note 2)                 1,300,000          1,300           -              -

Issuance of shares for services
 at $.0134 (Note 2)                  150,000            150          1,863           -

Net (loss) for the year                 -              -              -            (6,373)
                                  ----------     ----------     ----------     ----------
Balance, June 30, 1996             4,750,000          4,750          1,863         (6,373)

Net (loss) for the year                 -              -              -           (27,199)
                                  ----------     ----------     ----------     ----------
Balance, June 30, 1997             4,750,000          4,750          1,863        (33,572)

Issuance of shares for cash at
 $.25 per share, net of $3,947
 offering costs (Note 4)             305,800            306         72,197           -

Net (loss) for the year                 -              -              -           (53,947)
                                  ----------     ----------     ----------     ----------
Balance, June 30, 1998             5,055,800          5,056         74,060        (87,519)

Net (loss) for the year                 -              -              -            (4,487)
                                  ----------     ----------     ----------     ----------
Balance, June 30, 1999             5,055,800          5,056         74,060        (92,006)

Net (loss) for the year                 -              -              -              (718)
                                  ----------     ----------     ----------     ----------
Balance, June 30, 2000             5,055,800    $     5,056    $    74,060    $   (92,724)

                              Apex Minerals Corporation
                            (a development stage company)
                    Statement of Stockholders' Equity (continued)

Balance, June 30, 2000             5,055,800    $     5,056    $    74,060    $   (92,724)

Net (loss) for the year                 -              -              -            (9,753)
                                  ----------     ----------     ----------     ----------
Balance, June 30, 2001             5,055,800    $     5,056    $    74,060    $  (102,477)

Net (loss) for the year                 -              -              -            (8,196)
                                  ----------     ----------     ----------     ----------
Balance, June 30, 2002             5,055,800    $     5,056    $    74,060    $  (110,673)
                                  ==========     ==========     ==========     ==========

                              Apex Minerals Corporation
                            (a development stage company)
                               Statement of Cash Flows
                                     (Unaudited)

                                                                      For the Period from
                                                                         July 10, 1995
                                               For the Year Ended         (Inception)
                                             June 30,       June 30,      to June 30,
                                               2002           2001           2002
                                           ------------   ------------   ------------
CASH FLOWS FROM
OPERATING ACTIVITIES
 Net income (loss)                         $    (8,196)   $    (9,753)   $  (110,673)
  Items not requiring cash flow:
   Amortization                                   -                48         17,772
   Increase in accrued expenses and
    accounts payable                             7,218          8,107         30,325
   Issuance of stock for services                 -              -             3,688
   Minority share of net loss                     -              -            (1,250)
   Loss from abandonment of lease                 -              -            12,122
                                            ----------     ----------     ----------
Net Cash (Used) by Operating Activities           (978)        (1,598)       (48,016)
                                            ----------     ----------     ----------
CASH FLOWS FROM
INVESTING ACTIVITIES
  Cash paid for:
   Mining claims                                  -              -            (9,944)
   Prepaid mining leases                          -              -           (18,518)
   Organization costs                             -              -              (557)
   Prepaid offering costs                         -              -            (3,947)
                                            ----------     ----------     ----------
Net cash (used) by Investing Activities           -              -           (32,966)
                                            ----------     ----------     ----------
CASH FLOWS FROM
FINANCING ACTIVITIES
  Issuance of common stock                        -              -            79,750
  Loans from related parties                      -             5,000          5,000
                                            ----------     ----------     ----------
Net Cash provided by Financing Act.               -             5,000         84,750
                                            ----------     ----------     ----------
NET INCREASE (DECREASE) IN CASH                   (978)         3,402          3,768

CASH AT BEGINNING OF PERIOD                      4,746          1,344           -
                                            ----------     ----------     ----------
CASH AT END OF PERIOD                      $     3,768    $     4,746    $     3,768
                                            ==========     ==========     ==========

                              Apex Minerals Corporation
                            (a development stage company)
                         Statement of Cash Flows (continued)

                                                                      For the Period from
                                                                         July 10, 1995
                                               For the Year Ended         (Inception)
                                             June 30,       June 30,      to June 30,
                                               2002           2001           2002
                                           ------------   ------------   ------------
Supplemental Cash Flow Information
  Cash paid for:
   Interest                                $      -       $      -       $      -
   Taxes                                          -              -               200

Non Cash Flow Information
  Stock issued for:
   Services                                $      -       $      -       $     3,688
   Organization costs                             -              -               250
   Mining claims                                  -              -               625

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

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at June 30, 2002 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

     Provision for Income Taxes

     The Company has cumulative net operating loss carryforwards of approximately $111,000 at June 30, 2002. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates of $31,000 at June 30, 2002 have been offset by valuation reserves of the same amount.

     The Company has available $111,000 in net operating loss carryforwards that will begin to expire in the year 2016.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

     In June 2001, the majority shareholder loaned $5,000 to the Company. The loan bears interest at the rate of 10% per annum and is payable on demand.

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