Form 10QSB
period 2002-09-30
APEX MINERALS CORP
filed 2002-11-14
CIK 1019507

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2002

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 13, 2002, there were 5,055,800 shares of the Registrant's Common Stock outstanding.

                                  PART I

                       ITEM 1.  FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of its operations and changes in its financial position from July 10, 1995, through September 30, 2002, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2002.

                         Apex Minerals Corporation
                       (a development stage company)
                               Balance Sheet
                            September 30, 2002

                                  ASSETS

CURRENT ASSETS

   Cash                                                           $     3,762
                                                                   ----------
     Total Current Assets                                               3,762
                                                                   ----------
     TOTAL ASSETS                                                 $     3,762
                                                                   ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                               $    17,000
   Interest payable                                                    14,149
   Note payable - related party                                         5,000
   Interest payable - related party                                       638
                                                                   ----------
     Total Current Liabilities                                         36,787

STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
     at $.001 par value; 5,055,800 shares issued and outstanding        5,056
   Capital in excess of par value                                      74,060
   Retained deficit (accumulated during the development stage)       (112,141)
                                                                   ----------
     Total Stockholders' Equity                                       (33,024)
                                                                   ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $     3,762
                                                                   ==========

                                      3

                         Apex Minerals Corporation
                       (a development stage company)
                          Statement of Operations

                                                                               For the
                                                                             Period from
                                                                             July 10, 1995
                                                For the Three months         (Inception)
                                                ended September 30,          to Sept. 30,
                                                2002            2001            2002
                                             -----------     -----------     -----------
REVENUE

   Consulting Revenue                        $      -        $      -        $     7,250
                                              ----------      ----------      ----------
     Total Revenue                                  -               -              7,250
                                              ----------      ----------      ----------
EXPENSES

   General and Admin. Expense                      1,468           2,055         112,248
   Loss from Abandonment
    of Mining Leases                                -               -             12,122
                                              ----------      ----------      ----------
     Total Expenses                                1,468           2,055         124,370
                                              ----------      ----------      ----------
OTHER INCOME (EXPENSES)

   Loss attributable to minority interests          -               -              1,250
   Gain on Sale of Stock                            -               -              4,129
                                              ----------      ----------      ----------
                                                    -               -              5,379
                                              ----------      ----------      ----------
Net (loss) before provision  for taxes            (1,468)         (2,055)       (111,741)

   Provision for Taxes                              -               -                400
                                              ----------      ----------      ----------
Net income (loss)                            $    (1,468)    $    (2,055)    $  (112,141)
                                              ==========      ==========      ==========

Loss Per Share                                     (.00)           (.00)           (.02)

Average shares outstanding                     5,055,800       5,055,800       4,947,363

                                      4

                         Apex Minerals Corporation
                       (a development stage company)
                          Statement of Cash Flows
                           For the Period Ended

                                                                              For the Period
                                                                            From July 10, 1995
                                               For the Three Months Ended      (Inception)
                                                   Ended September 30,       to September 30,
                                                  2002            2001            2002
                                              ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                           $    (1,468)    $    (2,055)    $  (112,141)
  Items not requiring cash flow:
    Amortization                                     -               -             17,772
    Increase in accrued expenses and
      accounts payable                              1,462           2,049          31,787
  Issuance of stock for services                     -               -              3,688
  Minority share of net loss                         -               -             (1,250)
  Loss from abandonment of lease                     -               -             12,122
                                               ----------      ----------      ----------
     Net Cash (Used) by Operating Activities           (6)              (6)       (48,022)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for:
    Mining claims                                    -               -             (9,944)
    Prepaid mining leases                            -               -            (18,518)
    Organization costs                               -               -               (557)
    Prepaid offering costs                           -               -             (3,947)
                                               ----------      ----------      ----------
     Net cash (used) by Investing Activities         -               -            (32,966)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                           -               -             79,750
  Loans from related parties                         -               -              5,000
                                               ----------      ----------      ----------
     Net Cash provided by Financing Activity         -               -             84,750
                                               ----------      ----------      ----------
NET INCREASE (DECREASE) IN CASH                        (6)             (6)          3,762

CASH AT BEGINNING OF PERIOD                         3,768           4,746            -

CASH AT END OF PERIOD                         $     3,762     $     4,740     $     3,762
                                               ==========      ==========      ==========

                                      5

                         Apex Minerals Corporation
                       (a development stage company)
                    Statement of Cash Flows (continued)

                                                                              For the Period
                                                                            From July 10, 1995
                                               For the Three Months Ended      (Inception)
                                                   Ended September 30,       to September 30,
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

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                            PLAN OF OPERATIONS

     The Company had no revenues from operations during the fiscal year ended June 30, 2002, or the first quarter ended September 30, 2002, and has had no significant revenues from operations since its inception in July 1995.

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

                     ITEM 3.  CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

                                  PART II
                             OTHER INFORMATION

                             ITEM 6.  EXHIBITS

     (a) Exhibits. The following exhibit is attached hereto and included with this report:

          99.1 Written Statement of the Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the first quarter of the fiscal year ending June 30, 2003.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   APEX MINERALS CORPORATION

Date:  November 14, 2001           By /s/ Howard M. Oveson
                                   Howard M. Oveson, President and
                                   Principal Financial and Accounting
                                   Officer

                              CERTIFICATIONS

I, Howard M. Oveson, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Apex Minerals Corporation.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-
14) for the registrant and I have:

          (a) designed such disclosure controls and procedures to ensure the material information relating to the registrant is made known to me, particularly during the period in which this quarterly report was being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of September 30, 2002 (the "Evaluation Date"); and

          (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the boards of directors:

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   /s/ Howard M. Oveson
                                   Howard M. Oveson, Chief Executive
                                   Officer and Chief Financial Officer