Form 10QSB
period 2002-12-31
APEX MINERALS CORP
filed 2003-02-14
CIK 1019507

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 2002

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

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days.
(1) Yes [X*] No [ ]   (2) Yes [X*] No [ ]
__________

     *The duty to file reports under subsection 15(d) was automatically suspended for the fiscal year beginning July 1, 1997, because the common stock of the registrant was held of record by fewer than 300 persons at and since such date. The registrant has continued to voluntarily file reports under such subsection since such date.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At February 5, 2003, there were 5,055,800 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2002, and the results of its operations and changes in its financial position from July 10, 1995, through December 31, 2002, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2002.

                         Apex Minerals Corporation
                       (a development stage company)
                               Balance Sheet
                             December 31, 2002

                                  ASSETS

CURRENT ASSETS

   Cash                                                         $    3,688
                                                                 ---------
     Total Current Assets                                            3,688
                                                                 ---------
     TOTAL ASSETS                                               $    3,688
                                                                 =========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                             $   17,000
   Interest payable                                                 15,562
   Note payable - related party                                      5,000
   Interest payable - related party                                    775
                                                                 ---------
     Total Current Liabilities                                      38,337

STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
    at $.001 par value;
    5,055,800  shares  issued and outstanding                        5,056
   Capital in excess of par value                                   74,060
   Retained deficit (accumulated during the development stage)    (113,765)
                                                                 ---------
     Total Stockholders' Equity                                    (34,649)
                                                                 ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $    3,688
                                                                 =========

                         Apex Minerals Corporation
                       (a development stage company)
                          Statement of Operations

                                                                                       For the
                                                                                     Period from
                                       For the                    For the             July 10, 1995
                                     Three months                Six months           (Inception)
                                  ended December 31,         ended December 31,       to Dec. 31,
                                   2002        2001           2002        2001           2002
                                ----------  ----------     ----------  ----------     -----------
REVENUE
   Consulting Revenue           $      -    $      -       $      -    $      -       $    7,250
                                 ---------   ---------      ---------   ---------      ---------
     Total Revenue                     -           -              -           -            7,250

EXPENSES

   General and Admin. Expense        1,624       2,337          3,092       4,392        113,872
   Loss from Abandonment
    of Mining Leases                   -           -              -           -           12,122
                                 ---------   ---------      ---------   ---------      ---------
     Total Expenses                  1,624       2,337          3,092       4,392        125,994

OTHER INCOME (EXPENSES)

   Loss attributable to
    minority interests                 -           -              -           -            1,250
   Gain on Sale of Stock               -           -              -           -            4,129
                                 ---------   ---------      ---------   ---------      ---------
                                       -           -              -           -            5,379
                                 ---------   ---------      ---------   ---------      ---------
Net (loss) before provision
 for taxes                          (1,624)     (2,337)        (3,092)     (4,392)      (113,365)

   Provision for Taxes                 -           -              -           -              400
                                 ---------   ---------      ---------   ---------      ---------
Net income (loss)               $   (1,624) $   (2,337)    $   (3,092) $   (4,392)    $ (113,765)
                                 =========   =========      =========   =========      =========


Loss Per Share                        (.01)       (.00)         (.01)       (.00)          (.02)

Average shares outstanding       5,055,800   5,055,800      5,055,800   5,055,800      4,926,470

                         Apex Minerals Corporation
                       (a development stage company)
                          Statement of Cash Flows
                           For the Period Ended

                                                 For the Six    For the Six    For the Period
                                                 Months Ended   Months Ended   From Inception
                                                 December 31,   December 31,   to December 31,
                                                     2002           2001           2002
                                                 ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                              $   (3,092)    $   (4,392)    $ (113,765)
  Items not requiring cash flow:
    Amortization                                        -              -           17,772
    Increase in accrued expenses and
     accounts payable                                 3,012          3,709         33,337
    Issuance of stock for services                      -              -            3,688
    Minority share of net loss                          -              -           (1,250)
    Loss from abandonment of lease                      -              -           12,122
                                                  ---------      ---------      ---------
      Net Cash (Used) by Operating Activities           (80)          (683)       (48,096)
                                                  ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for:
    Mining claims                                       -              -           (9,944)
    Prepaid mining leases                               -              -          (18,518)
    Organization costs                                  -              -             (557)
    Prepaid offering costs                              -              -           (3,947)
                                                  ---------      ---------      ---------
      Net cash (used) by Investing Activities           -              -          (32,966)
                                                  ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                              -              -           79,750
  Loans from related parties                            -              -            5,000
                                                  ---------      ---------      ---------
      Net Cash provided by Financing Activities         -              -           84,750
                                                  ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH                         (80)          (683)         3,688

CASH AT BEGINNING OF PERIOD                           3,768          4,746            -
                                                  ---------      ---------      ---------
CASH AT END OF PERIOD                            $    3,688     $    4,063     $    3,688
                                                  =========      =========      =========

                         Apex Minerals Corporation
                       (a development stage company)
                    Statement of Cash Flows (continued)

                                                 For the Six    For the Six    For the Period
                                                 Months Ended   Months Ended   From Inception
                                                 December 31,   December 31,   to December 31,
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

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                            PLAN OF OPERATIONS

     The Company had no revenues from operations during the fiscal year ended June 30, 2002, or the first two quarters ended December 31, 2002, and has had no significant revenues from operations since its inception in July 1995.

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

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the second quarter of the fiscal year ending June 30, 2003.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   APEX MINERALS CORPORATION

Date:  February 14, 2003           By /s/ Howard M. Oveson
                                   Howard M. Oveson, President and
                                   Principal Financial and Accounting Officer

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and I have:

          (a) designed such disclosure controls and procedures to ensure the material information relating to the registrant is made known to me, particularly during the period in which this quarterly report was being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

Date:  February 14, 2003
                                   /s/ Howard M. Oveson
                                   Howard M. Oveson, Chief Executive
                                   Officer and Chief Financial Officer