Form 10QSB
period 2003-03-31
APEX MINERALS CORP
filed 2003-05-15
CIK 1019507

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2003

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 13, 2003, there were 5,055,800 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of its operations and changes in its financial position from July 10, 1995, through March 31, 2003, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2002.

                         Apex Minerals Corporation
                       (a development stage company)
                               Balance Sheet
                               March 31, 2003

                                  ASSETS

CURRENT ASSETS

   Cash                                                         $    3,682
                                                                 ---------
     Total Current Assets                                            3,682
                                                                 ---------
     TOTAL ASSETS                                               $    3,682
                                                                 =========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                             $   17,000
   Interest payable                                                 17,008
   Note payable - related party                                      5,000
   Interest payable - related party                                    913
                                                                 ---------
     Total Current Liabilities                                      39,921

STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
    at $.001 par value;
    5,055,800  shares  issued and outstanding                        5,056
   Capital in excess of par value                                   74,060
   Retained deficit (accumulated during the development stage)    (115,355)
                                                                 ---------
     Total Stockholders' Equity                                    (36,239)
                                                                 ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $    3,682
                                                                 =========

                         Apex Minerals Corporation
                       (a development stage company)
                          Statement of Operations

                                                                                        For the
                                                                                       Period from
                                       For the                    For the             July 10, 1995
                                     Three months                Nine months           (Inception)
                                    ended March 31,            ended March 31,        to March 31,
                                   2003        2002           2003        2002           2003
                                ----------  ----------     ----------  ----------     -----------
REVENUE
   Consulting Revenue           $      -    $      -       $      -    $      -       $    7,250
                                 ---------   ---------      ---------   ---------      ---------
     Total Revenue                     -           -              -           -            7,250

EXPENSES

   General and Admin. Expense        1,590       1,969          4,682       6,361        115,462
   Loss from Abandonment
    of Mining Leases                   -           -              -           -           12,122
                                 ---------   ---------      ---------   ---------      ---------
     Total Expenses                  1,590       1,969          4,682       6,361        127,584

OTHER INCOME (EXPENSES)

   Loss attributable to
    minority interests                 -           -              -           -            1,250
   Gain on Sale of Stock               -           -              -           -            4,129
                                 ---------   ---------      ---------   ---------      ---------
                                       -           -              -           -            5,379
                                 ---------   ---------      ---------   ---------      ---------
Net (loss) before provision
 for taxes                          (1,590)     (1,969)        (4,682)     (6,361)      (114,955)

   Provision for Taxes                 -           -              -           -              400
                                 ---------   ---------      ---------   ---------      ---------
Net income (loss)               $   (1,590) $   (1,969)    $   (4,682) $   (6,361)    $ (115,355)
                                 =========   =========      =========   =========      =========


Loss Per Share                        (.01)       (.00)         (.01)       (.00)          (.02)

Average shares outstanding       5,055,800   5,055,800      5,055,800   5,055,800      4,926,470

                         Apex Minerals Corporation
                       (a development stage company)
                          Statement of Cash Flows
                           For the Period Ended

                                                 For the Nine   For the Nine   For the Period
                                                 Months Ended   Months Ended   From Inception
                                                   March 31,      March 31,     to March 31,
                                                     2003           2002           2003
                                                 ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                              $   (4,682)    $   (6,361)    $ (115,355)
  Items not requiring cash flow:
    Amortization                                        -              -           17,772
    Increase in accrued expenses and
     accounts payable                                 4,596          5,421         34,921
    Issuance of stock for services                      -              -            3,688
    Minority share of net loss                          -              -           (1,250)
    Loss from abandonment of lease                      -              -           12,122
                                                  ---------      ---------      ---------
      Net Cash (Used) by Operating Activities           (86)          (940)       (48,102)
                                                  ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for:
    Mining claims                                       -              -           (9,944)
    Prepaid mining leases                               -              -          (18,518)
    Organization costs                                  -              -             (557)
    Prepaid offering costs                              -              -           (3,947)
                                                  ---------      ---------      ---------
      Net cash (used) by Investing Activities           -              -          (32,966)
                                                  ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                              -              -           79,750
  Loans from related parties                            -              -            5,000
                                                  ---------      ---------      ---------
      Net Cash provided by Financing Activities         -              -           84,750
                                                  ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH                         (86)          (940)         3,682

CASH AT BEGINNING OF PERIOD                           3,768          4,746            -
                                                  ---------      ---------      ---------
CASH AT END OF PERIOD                            $    3,682     $    3,806     $    3,682
                                                  =========      =========      =========

                         Apex Minerals Corporation
                       (a development stage company)
                    Statement of Cash Flows (continued)

                                                 For the Nine   For the Nine   For the Period
                                                 Months Ended   Months Ended   From Inception
                                                   March 31,      March 31,     to March 31,
                                                     2003           2002           2003
                                                 ------------   ------------   ------------
Supplemental Cash Flow Information
  Cash paid for:
    Interest                                     $      -       $      -       $      -
    Taxes                                               -              -              200

Non Cash Flow Information
  Stock issued for:
    Services                                     $      -       $      -       $    3,688
    Organization costs                                  -              -              250
    Mining claims                                       -              -              625

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

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                            PLAN OF OPERATIONS

     The Company had no revenues from operations during the fiscal year ended June 30, 2002, or the first three quarters ended March 31, 2003, and has had no significant revenues from operations since its inception in July 1995.

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

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the third quarter of the fiscal year ending June 30, 2003.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   APEX MINERALS CORPORATION

Date:  May 15, 2003                By /s/ Howard M. Oveson
                                   Howard M. Oveson, President and
                                   Principal Financial and Accounting Officer

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

Date:  May 15, 2003
                                   /s/ Howard M. Oveson
                                   Howard M. Oveson, Chief Executive
                                   Officer and Chief Financial Officer