Form 10KSB
period 2003-06-30
APEX MINERALS CORP
filed 2003-09-29
CIK 1019507

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2003

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At September 15, 2003, there were 5,055,800 shares of the Registrant's Common Stock outstanding.

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

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 2003.

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

     At September 15, 2003, the Company had approximately 21 shareholders of record as reported by our transfer agent. The transfer agent for our common shares is American Registrar & Transfer Co., 342 East 900 South, Salt Lake City, Utah 84111.

               ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OR PLAN OF OPERATION

     The Company had no revenues from operations during the fiscal year ended June 30, 2003, and has had no significant revenues from operations since its inception in July 1995.

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

                     ITEM 8A.  CONTROLS AND PROCEDURES

     As of June 30, 2003, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that significantly affect those controls in the last year or subsequent to the date of our last evaluation.

     The Company has relied upon Rule 3-11 of Regulation S-X, and has had management prepare all financial statements for the year ended June 30, 2003.

                                 PART III

                ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

General

     The sole officer and director of the Company is Howard M. Oveson.
Mr. Oveson has been a director and the secretary/treasurer of Apex Minerals Corporation since July 1995. He has been the President of the Company since June 1998. Since 1980 Mr. Oveson has been self-employed as a business consultant to private and public companies. Age 71.

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

                     ITEM 10.  EXECUTIVE COMPENSATION

     There has been no compensation awarded to, earned by, or paid to any of the executive officer of the Company during the years ended June 30, 2003, 2002 or 2001.

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

                  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                     BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of September 15, 2003, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock;
(ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                              Amount and Nature
Name and Address              of Beneficial
of Beneficial Owner           Ownership(1)             Percent of Class

Howard M. Oveson              3,300,000(2)             65.27%
57 West 200 South
Suite 310
Salt Lake City, Utah 84101

Executive Officers and        3,300,000                65.27%
Directors as a Group
(1 Person)

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

     On June 25, 2001, Howard M. Oveson, a principal shareholder, officer and director of the Company, loaned $5,000 to the Company. The promissory note issued by the Company bears interest at 10% per annum and is due and payable upon demand.

             ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are included in this report:

          Balance Sheet at June 30, 2003
          Statements of Operations for the fiscal years ended June 30, 2003 and 2002, and for the period from inception (July 10, 1995) through June 30, 2003
          Statements of Stockholders' Equity from July 10, 1995, through
               June 30, 2003
          Statement of Cash Flows for the fiscal years ended June 30, 2003 and 2002, and for the period from inception (July 10, 1995) through June 30, 2003
          Notes to Financial Statements

     (a)(2) Exhibits. The following exhibits are included as part of this report:

     Exhibit
     No.       Description of Exhibit                                    Page

     3.1       Certificate of Incorporation                               *

     3.2       By-Laws of the Company currently in effect                 *

     4.1       Form of certificate evidencing shares of Common Stock      *

     31 Written Statement of Chief Executive Officer and Chief Attached chief Financial Officer with respect to compliance with
               Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

     32        Section 1350 Certification                              Attached

     * Incorporated by reference from the Company's registration statement on Form SB-2 filed with the Securities and Exchange Commission, file no.333-5302-D.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended June 30, 2003

             ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Company has not engaged an accountant to prepare, review or audit financial statements as the Company has relied upon Rule 3-11 of Regulation S-X for the last two fiscal years. By meeting all of the requirements of Rule 3-11 of Regulation S-X, management of the Company has prepared all financial statements for the last two fiscal years. The Company has also not engaged an accountant to prepare tax returns, but has had management prepare them.


                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Apex Minerals Corporation

Date:  September 26, 2003          By: /s/ Howard M.  Oveson
                                   Howard M. Oveson, President, Chief Executive
                                   Officer and Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacitates and on the dates indicated.


Date:  September 26, 2003          By: /s/ Howard M.  Oveson
                                   Howard M. Oveson, Director



                         SUPPLEMENTAL INFORMATION

     No annual report has been sent to security holders covering the registrant's last fiscal year.

                         Apex Minerals Corporation
                       (a development stage company)
                               Balance Sheet
                                (Unaudited)

                                  ASSETS

                                            June 30, 2003
CURRENT ASSETS

   Cash                                      $     3,326
                                              ----------
     Total Current Assets                          3,326
                                              ----------
     TOTAL ASSETS                            $     3,326
                                              ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                          $    17,000
   Interest payable                               18,534
   Note payable - related party                    5,000
   Interest payable - related party                 1050
                                              ----------
     Total Current Liabilities                    41,584

STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000
     shares at $.001 par value, 5,055,800
     shares issued and outstanding                 5,056
   Capital in excess of par value                 74,060
   Retained deficit (accumulated
     during the development stage)              (117,374)
                                              ----------
     Total Stockholders' Equity                  (38,258)
                                              ----------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                    $     3,326
                                              ==========

                    Apex Minerals Corporation
                  (a development stage company)
                     Statement of Operations
                           (Unaudited)

                                                              For the
                                                            Period from
                                                           July 10, 1995
                                      For the Year          (Inception)
                                     ended June 30,         to June 30,
                                   2003          2002          2003
                                ----------    ----------   ------------
REVENUE

   Consulting Revenue          $       -     $       -     $     7,250
                                ----------    ----------    ----------
     Total Revenue                     -             -           7,250

EXPENSES

   General and Admin. Expense        6,701         8,196       117,482
   Loss from Abandonment
    of Mining Leases                   -             -          12,122
                                ----------    ----------    ----------
     Total Expenses                  6,701         8,196       129,604

OTHER INCOME (EXPENSES)

  Loss attributable to
    minority interests                 -             -           1,250
  Gain on Sale of Stock                -             -           4,129
                                ----------    ----------    ----------
                                       -             -           5,379
                                ----------    ----------    ----------
Net (loss) before provision
    for taxes                       (6,701)       (8,196)     (116,975)

   Provision for Taxes                 -             -             400
                                ----------    ----------    ----------
Net income (loss)                   (6,701)       (8,196)     (117,375)
                                ==========    ==========    ==========


Loss Per Share                        (.01)         (.01)         (.01)

Average shares outstanding       5,055,800     5,055,800     4,938,139

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

                    Apex Minerals Corporation
                  (a development stage company)
          Statement of Stockholders' Equity (continued)

                                                           Capital in
                                      Common Stock         Excess of    Retained
                                   Shares       Amount     Par Value    (Deficit)
                                 ----------   ----------   ----------   ----------
Balance, June 30, 2000            5,055,800   $    5,056   $   74,060   $  (92,724)

Net (loss) for the year                 -            -            -         (9,753)
                                 ----------   ----------   ----------   ----------
Balance, June 30, 2001            5,055,800   $    5,056   $   74,060   $ (102,477)

Net (loss) for the year                 -            -            -         (8,196)
                                 ----------   ----------   ----------   ----------
Balance, June 30, 2002            5,055,800   $    5,056   $   74,060   $ (110,673)

Net (loss) for the year                 -            -            -         (6,701)
                                 ----------   ----------   ----------   ----------
Balance, June 30, 2003            5,055,800   $    5,056   $   74,060   $ (117,374)
                                 ==========   ==========   ==========   ==========

                    Apex Minerals Corporation
                  (a development stage company)
                     Statement of Cash Flows
                           (Unaudited)

                                                                  For the Period from
                                                                     July 10, 1995
                                             For the Year Ended       (Inception)
                                           June 30,      June 30,     to June 30,
                                             2003          2002          2003
                                          ----------    ----------    ----------
CASH FLOWS FROM
 OPERATING ACTIVITIES
  Net income (loss)                      $    (6,701)  $    (8,196)  $  (117,374)
  Items not requiring cash flow:
   Amortization                                  -             -          17,772
   Increase in accrued expenses and
    accounts payable                           6,259         7,218        36,584
   Issuance of stock for services                -             -           3,688
   Minority share of net loss                    -             -          (1,250)
   Loss from abandonment of lease                -             -          12,122
                                          ----------    ----------    ----------
Net Cash (Used) by Operating Activities         (442)         (978)      (48,458)

CASH FLOWS FROM
 INVESTING ACTIVITIES
  Cash paid for:
   Mining claims                                 -             -          (9,944)
   Prepaid mining leases                         -             -         (18,518)
   Organization costs                            -             -            (557)
   Prepaid offering costs                        -             -          (3,947)
                                          ----------    ----------    ----------
Net cash (used) by Investing Activities          -             -         (32,966)

CASH FLOWS FROM
 FINANCING ACTIVITIES
  Issuance of common stock                       -             -          79,750
  Loans from related parties                     -             -           5,000
                                          ----------    ----------    ----------
Net Cash provided by Financing Activites         -             -          84,750
                                          ----------    ----------    ----------
NET INCREASE (DECREASE) IN CASH                 (442)         (978)        3,326

CASH AT BEGINNING OF PERIOD                    3,768         4,746           -
                                          ----------    ----------    ----------
CASH AT END OF PERIOD                    $     3,326   $     3,768   $     3,326
                                          ==========    ==========    ==========

                    Apex Minerals Corporation
                  (a development stage company)
               Statement of Cash Flows (continued)

                                                                  For the Period from
                                                                     July 10, 1995
                                             For the Year Ended       (Inception)
                                           June 30,      June 30,     to June 30,
                                             2003          2002          2003
                                          ----------    ----------    ----------
Supplemental Cash Flow Information
  Cash paid for:
    Interest                             $       -     $       -     $       -
    Taxes                                        -             -             200

Non Cash Flow Information
  Stock issued for:
    Services                             $       -     $       -     $     3,688
    Organization costs                           -             -             250
    Mining claims                                -             -             625

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

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at June 30, 2003 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

     Provision for Income Taxes

     The Company has cumulative net operating loss carryforwards of approximately $117,000 at June 30, 2003. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates of $33,000 at June 30, 2003 have been offset by valuation reserves of the same amount.

     The Company has available approximately $117,000 in net operating loss carryforwards that will begin to expire in the year 2016.

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