Form 10QSB
period 2003-09-30
APEX MINERALS CORP
filed 2003-11-14
CIK 1019507

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2003

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 13, 2003, there were 5,055,800 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2003, and the results of its operations and changes in its financial position from July 10, 1995, through September 30, 2003, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2003.

                         Apex Minerals Corporation
                       (a development stage company)
                               Balance Sheet
                            September 30, 2003

                                  ASSETS

CURRENT ASSETS

  Cash                                                           $    3,320
                                                                  ---------
     Total Current Assets                                             3,320
                                                                  ---------
     TOTAL ASSETS                                                $    3,320
                                                                  =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $   18,000
  Interest payable                                                   20,146
  Note payable - related party                                        5,000
  Interest payable - related party                                    1,201
                                                                  ---------
     Total Current Liabilities                                       44,347

STOCKHOLDERS' EQUITY

  Common stock, authorized 50,000,000 shares
    at $.001 par value; 5,055,800 shares issued and outstanding       5,056
  Capital in excess of par value                                     74,060
  Retained deficit (accumulated during the development stage)      (120,143)
                                                                  ---------
     Total Stockholders' Equity                                     (41,027)
                                                                  ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $    3,320
                                                                  =========

                         Apex Minerals Corporation
                       (a development stage company)
                          Statement of Operations

                                                                       For the
                                                                     Period from
                                                                    July 10, 1995
                                             For the Three months    (Inception)
                                             ended September 30,     to Sept. 30,
                                              2003         2002         2003
                                           -----------  -----------  -----------
REVENUE

  Consulting Revenue                       $       -    $       -    $     7,250
                                            ----------   ----------   ----------
     Total Revenue                                 -            -          7,250

EXPENSES

  General and Administrative Expenses            2,769        1,468      120,250
  Loss from Abandonment
   of Mining Leases                                -            -         12,122
                                            ----------   ----------   ----------
     Total Expenses                              2,769        1,468      132,372

OTHER INCOME (EXPENSES)

  Loss attributable to minority interests          -            -          1,250
  Gain on Sale of Stock                            -            -          4,129
                                            ----------   ----------   ----------
                                                   -            -          5,379
                                            ----------   ----------   ----------
Net (loss) before provision  for taxes          (2,769)      (1,468)    (119,743)

  Provision for Taxes                              -            -            400
                                            ----------   ----------   ----------
Net income (loss)                          $    (2,769) $    (1,468) $  (120,143)
                                            ==========   ==========   ==========


Loss Per Share                                    (.00)        (.00)        (.02)

Average shares outstanding                   5,055,800    5,055,800    4,947,363

                         Apex Minerals Corporation
                       (a development stage company)
                          Statement of Cash Flows
                           For the Period Ended

                                                                            For the
                                                                          Period from
                                                                         July 10, 1995
                                                  For the Three months    (Inception)
                                                  ended September 30,     to Sept. 30,
                                                   2003         2002         2003
                                                -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                              $    (1,769) $    (1,468) $  (120,143)
 Items not requiring cash flow:
  Amortization                                          -            -         17,772
  Increase in accrued expenses and
    accounts payable                                  1,763        1,462       39,347
  Issuance of stock for services                        -            -          3,688
  Minority share of net loss                            -            -         (1,250)
  Loss from abandonment of lease                        -            -         12,122
                                                 ----------   ----------   ----------
     Net Cash (Used) by Operating Activities             (6)          (6)     (48,464)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for:
   Mining claims                                        -            -         (9,944)
   Prepaid mining leases                                -            -        (18,518)
   Organization costs                                   -            -           (557)
   Prepaid offering costs                               -            -         (3,947)
                                                 ----------   ----------   ----------
     Net cash (used) by Investing Activities            -            -        (32,966)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                              -            -         79,750
  Loans from related parties                            -            -          5,000
                                                 ----------   ----------   ----------
     Net Cash provided by Financing Activities          -            -         84,750
                                                 ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH                          (6)          (6)       3,320

CASH AT BEGINNING OF PERIOD                           3,326        3,768          -
                                                 ----------   ----------   ----------
CASH AT END OF PERIOD                           $     3,320  $     3,762  $     3,320
                                                 ==========   ==========   ==========

                         Apex Minerals Corporation
                       (a development stage company)
                    Statement of Cash Flows (continued)

                                                                            For the
                                                                          Period from
                                                                         July 10, 1995
                                                  For the Three months    (Inception)
                                                  ended September 30,     to Sept. 30,
                                                   2003         2002         2003
                                                -----------  -----------  -----------
Supplemental Cash Flow Information
  Cash paid for:
    Interest                                    $       -    $       -    $       -
    Taxes                                               -            -            200

Non Cash Flow Information
  Stock issued for:
    Services                                    $       -    $       -    $     3,688
    Organization costs                                  -            -            250
    Mining claims                                       -            -            625

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

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                            PLAN OF OPERATIONS

     The Company had no revenues from operations during the fiscal year ended June 30, 2003, or the first quarter ended September 30, 2003, and has had no significant revenues from operations since its inception in July 1995.

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

                     ITEM 3.  CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, our management conducted an evaluation, under the supervision and with the participation of our President and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the President and Principal Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

                                  PART II
                             OTHER INFORMATION

                             ITEM 6.  EXHIBITS

     (a) Exhibits. The following exhibit is attached hereto and included with this report:

          31 Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer
          32 Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the first quarter of the fiscal year ending June 30, 2004.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   APEX MINERALS CORPORATION

Date: November 14, 2003            By /s/ Howard M. Oveson
                                   Howard M. Oveson, President (Principal
                                   Executive Officer and Principal
                                   Financial and Accounting Officer)