Form 10QSB
period 2003-12-31
APEX MINERALS CORP
filed 2004-02-17
CIK 1019507

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 2003

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At February 13, 2003, there were 5,055,800 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2003, and the results of its operations and changes in its financial position from July 10, 1995, through December 31, 2003, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2003.

                         Apex Minerals Corporation
                       (a development stage company)
                               Balance Sheet
                             December 31, 2003

                                  ASSETS

CURRENT ASSETS

   Cash                                                       $     3,292
                                                               ----------
     Total Current Assets                                           3,292
                                                               ----------
     TOTAL ASSETS                                             $     3,292
                                                               ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                           $    18,250
   Interest payable                                                21,858
   Note payable - related party                                     5,000
   Interest payable - related party                                 1,353
                                                               ----------
     Total Current Liabilities                                     46,461

STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
     at $.001 par value; 5,055,800 shares
     issued and outstanding                                         5,056
   Capital in excess of par value                                  74,060
   Retained deficit (accumulated during the development stage)   (122,285)
                                                               ----------
     Total Stockholders' Equity                                   (43,169)
                                                               ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $     3,292
                                                               ==========

                         Apex Minerals Corporation
                       (a development stage company)
                          Statement of Operations

                                                                                        For the
                                                                                      Period from
                                                                                     July 10, 1995
                                 For the Three months       For the Six months        (Inception)
                                  ended December 31,         ended December 31,       to Dec. 31,
                                   2003        2002           2003        2002           2003
                                ----------  ----------     ----------  ----------     -----------
REVENUE

   Consulting Revenue           $     -     $     -        $     -     $     -        $    7,250
                                 ---------   ---------      ---------   ---------      ---------
     Total Revenue                    -           -              -           -             7,250

EXPENSES

   General and Admin. Expense        2,142       1,624          4,911       3,092        122,392
   Loss from Abandonment
    of Mining Leases                  -           -              -           -            12,122
                                 ---------   ---------      ---------   ---------      ---------
     Total Expenses                  2,142       1,624          4,911       3,092        134,514

OTHER INCOME (EXPENSES)

   Loss attributable to
    minority interests                -           -              -           -             1,250
   Gain on Sale of Stock              -           -              -           -             4,129
                                 ---------   ---------      ---------   ---------      ---------
                                      -           -              -           -             5,379
                                 ---------   ---------      ---------   ---------      ---------

Net (loss) before provision
  for taxes                         (2,142)     (1,624)        (4,911)     (3,092)      (121,885)
                                 ---------   ---------      ---------   ---------      ---------
   Provision for Taxes                -           -              -           -               400
                                 ---------   ---------      ---------   ---------      ---------
Net income (loss)               $   (2,142) $   (1,624)    $   (4,911) $   (3,092)    $ (122,285)
                                 =========   =========      =========   =========      =========


Loss Per Share                        (.00)       (.01)          (.00)       (.01)          (.02)

Average shares outstanding       5,055,800   5,055,800      5,055,800   5,055,800      4,947,363

                         Apex Minerals Corporation
                       (a development stage company)
                          Statement of Cash Flows
                            For the Period Ended

                                                                              For the Period
                                                                               July 10, 1995
                                                  For the Six Months Ended     (Inception)
                                                         December 31,         to December 31,
                                                     2003           2002           2003
                                                 ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                               $   (4,911)    $   (3,092)    $ (122,285)
 Items not requiring cash flow:
  Amortization                                         -              -            17,772
  Increase in accrued expenses and
    accounts payable                                  4,877          3,012         41,461
  Issuance of stock for services                       -              -             3,688
  Minority share of net loss                           -              -            (1,250)
  Loss from abandonment of lease                       -              -            12,122
                                                  ---------      ---------      ---------
     Net Cash (Used) by Operating Activities            (34)           (80)       (48,492)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for:
   Mining claims                                       -              -            (9,944)
   Prepaid mining leases                               -              -           (18,518)
   Organization costs                                  -              -              (557)
   Prepaid offering costs                              -              -            (3,947)
                                                  ---------      ---------      ---------
     Net cash (used) by Investing Activities           -              -           (32,966)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                             -              -            79,750
  Loans from related parties                           -              -             5,000
                                                  ---------      ---------      ---------
     Net Cash provided by Financing Activities         -              -            84,750
                                                  ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH                         (34)           (80)         3,292

CASH AT BEGINNING OF PERIOD                           3,326          3,768           -
                                                  ---------      ---------      ---------
CASH AT END OF PERIOD                            $    3,292     $    3,688     $    3,292
                                                  =========      =========      =========

                         Apex Minerals Corporation
                       (a development stage company)
                    Statement of Cash Flows (continued)

                                                                              For the Period
                                                                               July 10, 1995
                                                  For the Six Months Ended     (Inception)
                                                         December 31,         to December 31,
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

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                            PLAN OF OPERATIONS

     The Company had no revenues from operations during the fiscal year ended June 30, 2003, or the first two quarters ending December 31, 2003, and has had no significant revenues from operations since its inception in July 1995.

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

                      ITEM 3.  CONTROLS AND PROCEDURES

     Evaluation of disclosure and controls and procedure: With the participation of management, the Company's chief executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.
Based on that evaluation the chief executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and are operating in an effective manner.

     Changes in internal controls: There were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                  PART II
                             OTHER INFORMATION

                             ITEM 6.  EXHIBITS

     (a) Exhibits. The following exhibit is attached hereto and included with this report:

          31.1  Rule 15d-14(a) Certification by Principal Executive Officer
          31.2  Rule 15d-14(a) Certification by Principal Financial Officer
          32 Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the second quarter of the fiscal year ending June 30, 2004.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      APEX MINERALS CORPORATION

Date: February 17, 2004               By /s/ Howard M. Oveson
                                      Howard M. Oveson, President
                                      (Principal Executive Officer
                                      and Financial and Accounting
                                      Officer)