Form 10QSB
period 2004-03-31
APEX MINERALS CORP
filed 2004-05-17
CIK 1019507

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2004

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 11, 2004, there were 5,055,800 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004, and the results of its operations and changes in its financial position from July 10, 1995, through March 31, 2004, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2003.

                         Apex Minerals Corporation
                       (a development stage company)
                               Balance Sheet
                              March 31, 2004

                                  ASSETS

CURRENT ASSETS

   Cash                                            $     3,156
                                                    ----------
     Total Current Assets                                3,156
                                                    ----------
     TOTAL ASSETS                                  $     3,156
                                                    ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                $    18,500
   Interest payable                                     23,700
   Note payable - related party                          5,000
   Interest payable - related party                      1,504
                                                    ----------
     Total Current Liabilities                          48,704

STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
    at $.001 par value; 5,055,800
    shares issued and outstanding                        5,056
   Capital in excess of par value                       74,060
   Retained deficit (accumulated during
    the development stage)                            (124,664)
                                                    ----------
     Total Stockholders' Equity                        (45,548)
                                                    ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $     3,156
                                                    ==========

                         Apex Minerals Corporation
                       (a development stage company)
                          Statement of Operations

                                                                                                      For the
                                                                                                    Period from
                                                                                                   July 10, 1995
                                              For the Three months        For the Nine months      (Inception)
                                                ended March 31,             ended March 31,        to March 31,
                                               2004         2003           2004         2003           2004
                                            ----------   ----------     ----------   ----------     ----------
REVENUE

   Consulting Revenue                       $     -      $     -        $     -      $     -        $    7,250
                                             ---------    ---------      ---------    ---------      ---------
     Total Revenue                                -            -              -            -             7,250

EXPENSES

   General and Admin. Expense                    2,379        1,590          7,290        4,682        124,771
   Loss from Abandonment
    of Mining Leases                              -            -              -            -            12,122
                                             ---------    ---------      ---------    ---------      ---------
     Total Expenses                              2,379        1,590          7,290        4,682        136,893

OTHER INCOME (EXPENSES)

   Loss attributable to minority interests        -            -              -            -             1,250
   Gain on Sale of Stock                          -            -              -            -             4,129
                                             ---------    ---------      ---------    ---------      ---------
                                                  -            -              -            -             5,379

Net (loss) before provision  for taxes          (2,379)      (1,590)        (7,290)      (4,682)      (124,264)

   Provision for Taxes                            -            -              -            -               400
                                             ---------    ---------      ---------    ---------      ---------
Net income (loss)                           $   (2,379)  $   (1,590)    $   (7,290)  $   (4,682)    $ (124,664)
                                             =========    =========      =========    =========      =========

Loss Per Share                                   (.00)        (.01)          (.00)        (.01)          (.02)

Average shares outstanding                   5,055,800    5,055,800      5,055,800    5,055,800

                         Apex Minerals Corporation
                       (a development stage company)
                          Statement of Cash Flows
                           For the Period Ended

                                                                             For the Period
                                                                             July 10, 1995
                                                For the Nine Months Ended     (Inception)
                                                        March 31,             to March 31,
                                                   2004           2003           2004
                                                -----------    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                              $    (7,290)   $    (4,682)   $   (124,664)
 Items not requiring cash flow:
  Amortization                                         -              -             17,772
  Increase in accrued expenses and
    accounts payable                                  7,120          4,596          43,704
  Issuance of stock for services                       -              -              3,688
  Minority share of net loss                           -              -             (1,250)
  Loss from abandonment of lease                       -              -             12,122
                                                 ----------     ----------     -----------
     Net Cash (Used) by Operating Activities           (170)           (86)        (48,628)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for:
   Mining claims                                       -              -             (9,944)
   Prepaid mining leases                               -              -            (18,518)
   Organization costs                                  -              -               (557)
   Prepaid offering costs                              -              -             (3,947)
                                                 ----------     ----------     -----------
     Net cash (used) by Investing Activities           -              -            (32,966)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                             -              -             79,750
  Loans from related parties                           -              -              5,000
                                                 ----------     ----------     -----------
     Net Cash provided by Financing Activities         -              -             84,750
                                                 ----------     ----------     -----------
NET INCREASE (DECREASE) IN CASH                        (170)           (86)          3,156

CASH AT BEGINNING OF PERIOD                           3,326          3,768            -
                                                 ----------     ----------     -----------
CASH AT END OF PERIOD                           $     3,156    $     3,682    $      3,156
                                                 ==========     ==========     ===========
</TABLE

                         Apex Minerals Corporation
                       (a development stage company)
                    Statement of Cash Flows (continued)

                                                                             For the Period
                                                                             July 10, 1995
                                                For the Nine Months Ended     (Inception)
                                                        March 31,             to March 31,
                                                   2004           2003           2004
                                                -----------    -----------    ------------
Supplemental Cash Flow Information
  Cash paid for:
    Interest                                    $      -       $      -       $       -
    Taxes                                              -              -                200

Non Cash Flow Information
  Stock issued for:
    Services                                    $      -       $      -       $      3,688
    Organization costs                                 -              -                250
    Mining claims                                      -              -                625

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

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                            PLAN OF OPERATIONS

     The Company had no revenues from operations during the fiscal year ended June 30, 2003, or the first three quarters ending March 31, 2004, and has had no significant revenues from operations since its inception in July 1995.

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

Off-Balance Sheet Arrangements

     Management does not believe the company has any off-balance sheet arrangements that have, or are reasonable likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources which would be material to investors.

                     ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedure

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

Changes in internal controls

     There were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.


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

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the third quarter of the fiscal year ending June 30, 2004.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   APEX MINERALS CORPORATION

Date: May 17, 2004                 By /s/ Howard M.  Oveson
                                   Howard M. Oveson, President (Principal
                                   Executive Officer and Financial and
                                   Accounting Officer)