Form 10KSB
period 2004-06-30
APEX MINERALS CORP
filed 2004-08-26
CIK 1019507

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2004

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At July 30, 2004, there were 5,055,800 shares of the Registrant's Common Stock outstanding.

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

     The Company, through its former majority owned subsidiary, Apex Minerals of Utah, Inc., a Utah corporation incorporated on June 7, 1996, (hereinafter the "Former Subsidiary"), had previously located certain unpatented lode mining claims in the Tutsagubet Mining District in Washington County, Utah. In August 1998 the Company did not have sufficient funds to pay the annual assessments on the claims and management decided to abandon them. In addition, the Company's interest in the Former Subsidiary was transferred to Gaylon W. Hansen, a former shareholder of the Company, for services rendered to the Company. At the time of transfer, the Former Subsidiary had no interest in any mining claims or any other assets.

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

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 2004.

                                  PART II

      ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     There is presently no public trading market for the common stock of the Company, and there has been no reported bid price of the Company's common stock.

     Since its inception the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

     At July 30, 2004, the Company had approximately 21 shareholders of record as reported by our transfer agent. The transfer agent for our common shares is American Registrar & Transfer Co., 342 East 900 South, Salt Lake City, Utah 84111.

     The Company has not adopted any equity compensation plans.

     During the year ended June 30, 2004, no securities were sold by the Company.

               ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OR PLAN OF OPERATION

     The Company had no revenues from operations during the fiscal year ended June 30, 2004, and has had no significant revenues from operations since its inception in July 1995.

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

Off-Balance Sheet Arrangements

     There are currently no off-balance sheet arrangements. Until the Company is able to locate a potential business for acquisition or business prospect to merge with, there will likely not be any arrangements.

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

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Chisholm, Bierwolf, & Nilson, formerly Bierwolf, Nilson & Associates, Certified Public Accountants, were previously the principal accountants for the Company. The Board of Directors decided to rely upon Rule 3-11 of Regulation S-X and audited financial statements have not been completed since the year ended June 30, 1998.

                     ITEM 8A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

     The President and principal financial officer, Howard Oveson, has concluded, based on his evaluation, as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in Rule 15d-14(a) under the Exchange Act) are (1) effective to ensure that material information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that material information required to be disclosed by the Company in such reports is accumulated, organized and communicated to the management, including the principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting.

     There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that the Company's controls will succeed in achieving their stated goals under all potential future conditions.

     The Company has relied upon Rule 3-11 of Regulation S-X, and has had management prepare all financial statements for the year ended June 30, 2004.

                                 PART III

                 ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

General

     The sole officer and director of the Company is Howard M. Oveson.
Mr. Oveson has been a director and the secretary/treasurer of Apex Minerals Corporation since July 1995. He has been the President of the Company since June 1998. Since 1980 Mr. Oveson has been self-employed as a business consultant to private and public companies. Age 70.

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

     There are no other employees who are expected to make a significant contribution to the business and there are no intentions to employ anyone until business operations change.

     There are no family relationships between any of the officers and the director or persons nominated to become directors or executive officers.

     The entire board of directors of the Company is currently acting as the audit committee. There is no financial expert currently on the audit committee as there is no current activity in the Company.

     There are no established procedures for security holders to recommend nominees for the board of directors.

Code of Ethics

     The Company has not adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because it has not commenced development of its business.

Compliance with Section 16(a) of the Exchange Act

     The Company's common stock is not registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, and therefore no disclosure is required pursuant to this item.

                     ITEM 10.  EXECUTIVE COMPENSATION

     There has been no compensation awarded to, earned by, or paid to any of the executive officer of the Company during the years ended June 30, 2004, 2003 or 2002.

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

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of July 30, 2004, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

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

     At June 30, 2004, the Company had no compensation plan under which equity securities of the Company were authorized for issuance.

         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 25, 2001, Howard M. Oveson, a principal shareholder, officer and director of the Company, loaned $5,000 to the Company. The promissory note issued by the Company bears interest at 10% per annum and is due and payable upon demand.

             ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are included in this report:
          Balance Sheet at June 30, 2004
          Statements of Operations for the fiscal years ended June 30, 2004 and 2003, and for the period from inception (July 10, 1995) through June 30, 2004
          Statements of Stockholders' Equity from July 10, 1995, through
             June 30, 2004
          Statement of Cash Flows for the fiscal years ended June 30, 2004 and 2003, and for the period from inception (July 10, 1995) through June 30, 2004
          Notes to Financial Statements

     (a)(2) Exhibits. The following exhibits are included as part of this report:

     Exhibit
     No.      Description of Exhibit                                  Page

     3.1      Certificate of Incorporation                             *

     3.2      By-Laws of the Company currently in effect               *

     4.1      Form of certificate evidencing shares of Common Stock    *

     31.1     Rule 15d-14(a) Certification by Principal Executive
              Officer                                                Attached

     31.2     Rule 15d-14(a) Certification by Principal Financial
              Officer                                                Attached

     32       Section 1350 Certification of Principal Executive      Attached
              Officer and Principal Financial Officer

          *Incorporated by reference from the Company's registration statement on Form SB-2 filed with the Securities and Exchange Commission, file no.333-5302-D.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended June 30, 2004

             ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Company has not engaged an accountant to prepare, review or audit financial statements as the Company has relied upon Rule 3-11 of Regulation S-X for the last six fiscal years. By meeting all of the requirements of Rule 3-11 of Regulation S-X, management of the Company has prepared all financial statements for the last six fiscal years. The Company has also not engaged an accountant to prepare tax returns, but has had management prepare them.

Page 10
                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Apex Minerals Corporation

Date: August 26, 2004              By: /s/ Howard M. Oveson
                                       Howard M. Oveson (President, Chief
                                       Executive Officer, principal financial
                                       officer, and chief accounting officer)

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacitates and on the dates indicated.


Date: August 26, 2004              By: /s/ Howard M. Oveson
                                       Howard M. Oveson, Director



                         SUPPLEMENTAL INFORMATION

     No annual report has been sent to security holders covering the registrant's last fiscal year.

                         Apex Minerals Corporation
                       (a development stage company)
                               Balance Sheet
                                (Unaudited)

                                               June 30, 2004
                                               -------------

                                  ASSETS

CURRENT ASSETS

   Cash                                         $    2,541
                                                 ---------
     Total Current Assets                            2,541
                                                 ---------
     TOTAL ASSETS                               $    2,541
                                                 =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                             $   18,500
   Interest payable                                 25,594
   Note payable - related party                      5,000
   Interest payable - related party                  1,655
                                                 ---------
     Total Current Liabilities                      50,749

STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
     at $.001 par value
     5,055,800 shares issued and outstanding         5,056
   Capital in excess of par value                   74,060
   Retained deficit (accumulated
     during the development stage)                (127,324)
                                                 ---------
     Total Stockholders' Equity                    (48,208)
                                                 ---------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                       $    2,541
                                                 =========

                         Apex Minerals Corporation
                       (a development stage company)
                          Statement of Operations
                                (Unaudited)

                                                                  For the
                                                                Period from
                                                               July 10, 1995
                                         For the Year           (Inception)
                                        ended June 30,          to June 30,
                                     2004           2003           2004
                                  ----------     ----------     ----------
REVENUE

   Consulting Revenue             $     -        $     -        $    7,250
                                   ---------      ---------      ---------
     Total Revenue                      -              -             7,250

EXPENSES

General and Admin. Expense             9,950          6,701        127,431
Loss from Abandonment
  of Mining Leases                      -              -            12,122
                                   ---------      ---------      ---------
     Total Expenses                    9,950          6,701        139,553

OTHER INCOME (EXPENSES)

  Loss attributable to
    minority interests                  -              -             1,250
  Gain on Sale of Stock                 -              -             4,129
                                   ---------      ---------      ---------
                                        -              -             5,379
                                   ---------      ---------      ---------
Net (loss) before provision
  for taxes                           (9,950)        (6,701)      (126,924)

   Provision for Taxes                  -              -               400
                                   ---------      ---------      ---------
Net income (loss)                     (9,950)        (6,701)      (127,324)
                                   =========      =========      =========


Loss Per Share                         (.01)          (.01)          (.01)

Average shares outstanding         5,055,800      5,055,800      4,951,212

                         Apex Minerals Corporation
                       (a development stage company)
                     Statement of Stockholders' Equity
                                (Unaudited)

                                                                        Capital in
                                      Common Stock         Excess of    Retained
                                  Shares        Amount     Par Value    (Deficit)
                                -----------   ----------   ----------   ----------
Balance, July 10, 1995                 -      $     -      $     -      $     -

Issuance of shares for cash
 at $.001                         3,300,000        3,300         -            -

Issuance of shares for services
 at $.001                         1,300,000        1,300         -            -

Issuance of shares for services
 at $.0134                          150,000          150        1,863         -

Net (loss) for the year                -            -            -          (6,373)
                                 ----------    ---------    ---------    ---------
Balance, June 30, 1996            4,750,000        4,750        1,863       (6,373)

Net (loss) for the year                -            -            -         (27,199)
                                 ----------    ---------    ---------    ---------
Balance, June 30, 1997            4,750,000        4,750        1,863      (33,572)

Issuance of shares for cash at
 $.25 per share, net of $3,947
 offering costs (Note 4)            305,800          306       72,197         -

Net (loss) for the year                -            -            -         (53,947)
                                 ----------    ---------    ---------    ---------
Balance, June 30, 1998            5,055,800        5,056       74,060      (87,519)

Net (loss) for the year                -            -            -          (4,487)
                                 ----------    ---------    ---------    ---------
Balance, June 30, 1999            5,055,800        5,056       74,060      (92,006)

Net (loss) for the year                -            -            -            (718)
                                 ----------    ---------    ---------    ---------
Balance, June 30, 2000            5,055,800   $    5,056   $   74,060   $  (92,724)

                         Apex Minerals Corporation
                       (a development stage company)
               Statement of Stockholders' Equity (continued)

                                                                        Capital in
                                      Common Stock         Excess of    Retained
                                  Shares        Amount     Par Value    (Deficit)
                                -----------   ----------   ----------   ----------
Balance, June 30, 2000            5,055,800   $    5,056   $   74,060   $  (92,724)

Net (loss) for the year                -            -            -          (9,753)
                                 ----------    ---------    ---------    ---------
Balance, June 30, 2001            5,055,800   $    5,056   $   74,060   $ (102,477)

Net (loss) for the year                -            -            -          (8,196)
                                 ----------    ---------    ---------    ---------
Balance, June 30, 2002            5,055,800   $    5,056   $   74,060   $ (110,673)

Net (loss) for the year                -            -            -          (6,701)
                                 ----------    ---------    ---------    ---------
Balance, June 30, 2003            5,055,800   $    5,056   $   74,060   $ (117,374)

Net (loss) for the year                -            -            -          (9,950)
                                 ----------    ---------    ---------    ---------
Balance, June 30, 2004            5,055,800   $    5,056   $   74,060   $ (127,324)
                                 ==========    =========    =========    =========

                         Apex Minerals Corporation
                       (a development stage company)
                          Statement of Cash Flows
                                (Unaudited)

                                                                 For the Period from
                                                                    July 10, 1995
                                            For the Year Ended       (Inception)
                                          June 30,      June 30,     to June 30,
                                            2004          2003          2004
                                         ----------    ----------    ----------
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net income (loss)                      $   (9,950)   $   (6,701)   $ (127,324)
  Items not requiring cash flow:
   Amortization                                -             -           17,772
   Increase in accrued expenses and
     accounts payable                         9,165         6,259        45,749
   Issuance of stock for services              -             -            3,688
   Minority share of net loss                  -             -           (1,250)
   Loss from abandonment of lease              -             -           12,122
                                          ---------     ---------     ---------
Net Cash (Used) by Operating Activities        (785)         (442)      (49,243)

CASH FLOWS FROM
 INVESTING ACTIVITIES

  Cash paid for:
   Mining claims                               -             -           (9,944)
   Prepaid mining leases                       -             -          (18,518)
   Organization costs                          -             -             (557)
   Prepaid offering costs                      -             -           (3,947)
                                          ---------     ---------     ---------
Net cash (used) by Investing Activities        -             -          (32,966)

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Issuance of common stock                     -             -           79,750
  Loans from related parties                   -             -            5,000
                                          ---------     ---------     ---------
Net Cash provided by Financing Activities      -             -           84,750
                                          ---------     ---------     ---------
NET INCREASE (DECREASE) IN CASH                (785)         (442)        2,541

CASH AT BEGINNING OF PERIOD                   3,326         3,768          -
                                          ---------     ---------     ---------
CASH AT END OF PERIOD                    $    2,541    $    3,326    $    2,541
                                          =========     =========     =========

                         Apex Minerals Corporation
                       (a development stage company)
                    Statement of Cash Flows (continued)

                                                                 For the Period from
                                                                    July 10, 1995
                                            For the Year Ended       (Inception)
                                          June 30,      June 30,     to June 30,
                                            2004          2003          2004
                                         ----------    ----------    ----------
Supplemental Cash Flow Information
  Cash paid for:
   Interest                              $     -       $     -       $     -
   Taxes                                       -             -              200

Non Cash Flow Information
  Stock issued for:
   Services                              $     -       $     -       $    3,688
   Organization costs                          -             -              250
   Mining claims                               -             -              625

                         Apex Minerals Corporation
                       (a development stage company)
              Notes to the Consolidated Financial Statements
                                (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company was incorporated in the State of Delaware on July 10, 1995, for the primary purpose of acquiring mining claims. In July and August 1995 the Company located 45 unpatented lode mining claims known as the Dix Apex #1 through #45 inclusive, in the Tutsagubet Mining District in Washington County, Utah. An additional 25 unpatented lode mining claims known as the Dix Apex #46 through #70 inclusive, were located in the same mining district in December 1995. Another ten claims (#71 to #80) were added in December 1996.

     Apex Minerals of Utah, Inc. was incorporated in June 1996 for the purpose of holding title to the Utah mining claims and was a 90% owned subsidiary of the Company. These claims were transferred in June 1996.

     The Company exchanged all of its interest in the mining claims and the prepaid mining leases for 9,000 shares of the subsidiary. Another 1,000 shares were issued to other parties for various services rendered and two state mining leases.

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

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at June 30, 2004 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

     Provision for Income Taxes

     The Company has cumulative net operating loss carryforwards of approximately $127,000 at June 30, 2004. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates of $35,500 at June 30, 2004 have been offset by valuation reserves of the same amount.

     The Company has available approximately $127,000 in net operating loss carryforwards that will begin to expire in the year 2016.

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