Form 10QSB
period 2004-09-30
APEX MINERALS CORP
filed 2004-12-08
CIK 1019507

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2004

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 29, 2004, there were 5,055,800 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2004, and the results of its operations and changes in its financial position from July 10, 1995, through September 30, 2004, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2004.

                         Apex Minerals Corporation
                       (a development stage company)
                               Balance Sheet
                            September 30, 2004

                                  ASSETS

CURRENT ASSETS

   Cash                                           $     2,535

     Total Current Assets                               2,535
                                                   ----------
     TOTAL ASSETS                                 $     2,535
                                                   ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                               $    19,509
   Interest payable                                    27,594
   Note payable - related party                         5,000
   Interest payable - related party                     1,821
                                                   ----------
     Total Current Liabilities                         53,924

STOCKHOLDERS' EQUITY

   Common stock, authorized 50,000,000 shares
    at $.001 par value; 5,055,800 shares
    issued and outstanding                              5,056
   Capital in excess of par value                      74,060
   Retained deficit (accumulated
    during the development stage)                    (130,505)

     Total Stockholders' Equity                       (51,389)
                                                   ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $     2,535
                                                   ==========

                         Apex Minerals Corporation
                       (a development stage company)
                          Statement of Operations

                                                                       For the
                                                                     Period from
                                                                    July 10, 1995
                                              For the Three months   (Inception)
                                              ended September 30,    to Sept. 30,
                                               2004         2003         2004
                                            ----------   ----------   ----------
REVENUE

   Consulting Revenue                       $     -      $     -      $    7,250
                                             ---------    ---------    ---------
     Total Revenue                                -            -           7,250

EXPENSES

   General and Admin. Expense                    3,181        2,769      130,612
   Loss from Abandonment
    of Mining Leases                              -            -          12,122
                                             ---------    ---------    ---------
     Total Expenses                              3,181        2,769      142,734

OTHER INCOME (EXPENSES)

   Loss attributable to minority interests        -            -           1,250
   Gain on Sale of Stock                          -            -           4,129
                                             ---------    ---------    ---------
     Total Other Income                           -            -           5,379

Net (loss) before provision  for taxes          (3,181)      (2,769)    (130,105)

   Provision for Taxes                            -            -             400
                                             ---------    ---------    ---------
Net income (loss)                           $   (3,181)  $   (2,769)  $ (130,505)
                                             =========    =========    =========


Loss Per Share                                   (.00)        (.00)        (.02)

Average shares outstanding                   5,055,800    5,055,800    4,954,039

                         Apex Minerals Corporation
                       (a development stage company)
                          Statement of Cash Flows
                           For the Period Ended

                                                                           For the
                                                                         Period From
                                                                        July 10, 1995
                                                  For the Three Months  (Inception) to
                                                  Ended September 30,    September 30,
                                                   2004         2003         2004
                                                ----------   ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                              $   (3,181)  $   (2,769)  $ (130,505)
 Items not requiring cash flow:
  Amortization                                        -            -          17,772
  Increase in accrued expenses and
    accounts payable                                 3,175        2,763       48,924
  Issuance of stock for services                      -            -           3,688
  Minority share of net loss                          -            -          (1,250)
  Loss from abandonment of lease                      -            -          12,122
                                                 ---------    ---------    ---------
     Net Cash (Used) by Operating Activities            (6)          (6)     (49,249)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for:
   Mining claims                                      -            -          (9,944)
   Prepaid mining leases                              -            -         (18,518)
   Organization costs                                 -            -            (557)
   Prepaid offering costs                             -            -          (3,947)
                                                 ---------    ---------    ---------
     Net cash (used) by Investing Activities          -            -         (32,966)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                            -            -          79,750
  Loans from related parties                          -            -           5,000
                                                 ---------    ---------    ---------
     Net Cash provided by Financing Activities        -            -          84,750
                                                 ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH                         (6)          (6)       2,535

CASH AT BEGINNING OF PERIOD                          2,541        3,326         -
                                                 ---------    ---------    ---------
CASH AT END OF PERIOD                           $    2,535   $    3,320   $    2,535
                                                 =========    =========    =========

                         Apex Minerals Corporation
                       (a development stage company)
                    Statement of Cash Flows (continued)

                                                                           For the
                                                                         Period From
                                                                        July 10, 1995
                                                  For the Three Months  (Inception) to
                                                  Ended September 30,    September 30,
                                                   2004         2003         2004
                                                ----------   ----------  ------------
Supplemental Cash Flow Information
  Cash paid for:
    Interest                                    $     -      $     -      $     -
    Taxes                                             -            -             200

Non Cash Flow Information
  Stock issued for:
    Services                                    $     -      $     -      $    3,688
    Organization costs                                -            -             250
    Mining claims                                     -            -             625

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

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                            PLAN OF OPERATIONS

     The Company had no revenues from operations during the fiscal year ended June 30, 2004, or the first quarter ended September 30, 2004, and has had no significant revenues from operations since its inception in July 1995.

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

                     ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedure

     Howard Oveson, the Company's chief executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 15d-14(a) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation the he has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and are operating in an effective manner.

Changes in internal controls

     During the last quarter ended September 30, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                  PART II
                             OTHER INFORMATION

                             ITEM 6.  EXHIBITS

     (a) Exhibits. The following exhibits are attached hereto and included with this report:

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

                                        APEX MINERALS CORPORATION

Date: December 6, 2004                  By /s/ Howard M. Oveson
                                        Howard M. Oveson, President (Principal
                                        Executive Officer and Financial and
                                        Accounting Officer)