Form 10QSB
period 2004-12-31
APEX MINERALS CORP
filed 2005-02-14
CIK 1019507

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 2004

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At February 11, 2005, there were 5,055,800 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2004, and the results of its operations and changes in its financial position from July 10, 1995, through December 31, 2004, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2004.

                         Apex Minerals Corporation
                       (a development stage company)
                               Balance Sheet
                             December 31, 2004

                                  ASSETS

CURRENT ASSETS

  Cash                                                          $     2,529
                                                                 ----------
     Total Current Assets                                             2,529
                                                                 ----------
     TOTAL ASSETS                                               $     2,529
                                                                 ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                              $    19,509
  Interest payable                                                   29,707
  Note payable - related party                                        5,000
  Interest payable - related party                                    1,988
                                                                 ----------
     Total Current Liabilities                                       56,204

STOCKHOLDERS' EQUITY

  Common stock, authorized 50,000,000 shares
   at $.001 par value; 5,055,800 shares issued and outstanding        5,056
  Capital in excess of par value                                     74,060
  Retained deficit (accumulated during the development stage)      (132,791)
                                                                 ----------
     Total Stockholders' Equity                                     (53,675)
                                                                 ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $     2,529
                                                                 ==========

                         Apex Minerals Corporation
                       (a development stage company)
                          Statement of Operations

                                                                                              For the
                                                                                            Period from
                                                                                           July 10, 1995
                                           For the Three months     For the Six months      (Inception)
                                            ended December 31,       ended December 31,     to Dec. 31,
                                             2004        2003         2004        2003         2004
                                          ----------  ----------   ----------  ----------   ----------
REVENUE

  Consulting Revenue                      $     -     $     -      $     -     $     -      $    7,250
                                           ---------   ---------    ---------   ---------    ---------
     Total Revenue                              -           -            -           -           7,250

EXPENSES

  General and Admin. Expense                   2,286       2,142        5,468       4,911      132,898
  Loss from Abandonment of Mining Leases        -           -            -           -          12,122
                                           ---------   ---------    ---------   ---------    ---------
     Total Expenses                            2,286       2,142        5,468       4,911      145,020

OTHER INCOME (EXPENSES)

  Loss attributable to minority interests       -           -            -           -           1,250
  Gain on Sale of Stock                         -           -            -           -           4,129
                                           ---------   ---------    ---------   ---------    ---------
                                                -           -            -           -           5,379

Net (loss) before provision  for taxes        (2,286)     (2,142)      (5,468)     (4,911)    (132,391)
                                           ---------   ---------    ---------   ---------    ---------
  Provision for Taxes                           -           -            -           -             400
                                           ---------   ---------    ---------   ---------    ---------
Net income (loss)                         $   (2,286) $   (2,142)  $   (5,468) $   (4,911)  $ (132,791)
                                           =========   =========    =========   =========    =========


Loss Per Share                                 (.00)       (.01)        (.00)       (.01)        (.02)

Average shares outstanding                 5,055,800   5,055,800    5,055,800   5,055,800

                         Apex Minerals Corporation
                       (a development stage company)
                          Statement of Cash Flows
                           For the Period Ended

                                                                       For the Period
                                                                       July 10, 1995
                                             For the Six Months Ended    (Inception)
                                                    December 31,       to December 31,
                                                 2004         2003         2004
                                              ----------   ----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                            $   (5,468)  $   (4,911)  $ (132,791)
 Items not requiring cash flow:
  Amortization                                      -            -          17,772
  Increase in accrued expenses and
   accounts payable                                5,456        4,877       51,204
  Issuance of stock for services                    -            -           3,688
  Minority share of net loss                        -            -          (1,250)
  Loss from abandonment of lease                    -            -          12,122
                                               ---------    ---------    ---------
     Net Cash (Used) by Operating Activities         (12)         (34)     (49,255)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for:
   Mining claims                                    -            -          (9,944)
   Prepaid mining leases                            -            -         (18,518)
   Organization costs                               -            -            (557)
   Prepaid offering costs                           -            -          (3,947)
                                               ---------    ---------    ---------
     Net cash (used) by Investing Activities        -            -         (32,966)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                          -            -          79,750
  Loans from related parties                        -            -           5,000
                                               ---------    ---------    ---------
     Net Cash provided by Financing Activities      -            -          84,750
                                               ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH                      (12)         (34)       2,529

CASH AT BEGINNING OF PERIOD                        2,541        3,326         -
                                               ---------    ---------    ---------
CASH AT END OF PERIOD                         $    2,529   $    3,292   $    2,529
                                               =========    =========    =========

                         Apex Minerals Corporation
                       (a development stage company)
                    Statement of Cash Flows (continued)

                                                                       For the Period
                                                                       July 10, 1995
                                             For the Six Months Ended    (Inception)
                                                    December 31,       to December 31,
                                                 2004         2003         2004
                                              ----------   ----------  -------------
Supplemental Cash Flow Information
  Cash paid for:
    Interest                                  $     -      $     -      $     -
    Taxes                                           -            -             200
                                               ---------    ---------    ---------
Non Cash Flow Information
  Stock issued for:
                                               ---------    ---------    ---------
    Services                                  $     -      $     -      $    3,688
    Organization costs                              -            -             250
    Mining claims                                   -            -             625

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

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                            PLAN OF OPERATIONS

     The Company had no revenues from operations during the fiscal year ended June 30, 2004, or the first two quarters ending December 31, 2004, and has had no significant revenues from operations since its inception in July 1995.

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

                     ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedure.

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

Changes in internal controls.

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

                                   APEX MINERALS CORPORATION

Date: February 14, 2005            By /s/ Howard M.  Oveson
                                      Howard M. Oveson, President
                                      Principal Executive Officer and
                                      Financial and Accounting Officer)