Form 10QSB
period 2005-03-31
APEX MINERALS CORP
filed 2005-05-23
CIK 1019507

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2005

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 12, 2005, there were 5,055,800 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2005, and the results of its operations and changes in its financial position from July 10, 1995, through March 31, 2005, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2004.

                         Apex Minerals Corporation
                       (a development stage company)
                               Balance Sheet
                               March 31, 2005

                                  ASSETS

CURRENT ASSETS

  Cash                                                          $     2,523
                                                                 ----------
     Total Current Assets                                             2,523
                                                                 ----------
     TOTAL ASSETS                                               $     2,523
                                                                 ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                              $    19,509
  Interest payable                                                   31,939
  Note payable - related party                                        5,000
  Interest payable - related party                                    2,154
                                                                 ----------
     Total Current Liabilities                                       58,602

STOCKHOLDERS' EQUITY

  Common stock, authorized 50,000,000 shares
   at $.001 par value; 5,055,800 shares issued and outstanding        5,056
  Capital in excess of par value                                     74,060
  Retained deficit (accumulated during the development stage)      (135,195)
                                                                 ----------
     Total Stockholders' Equity                                     (56,079)
                                                                 ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $     2,523
                                                                 ==========

                         Apex Minerals Corporation
                       (a development stage company)
                          Statement of Operations

                                                                                              For the
                                                                                            Period from
                                                                                           July 10, 1995
                                           For the Three months     For the Nine months     (Inception)
                                             ended March 31,          ended March 31,       to March 31,
                                             2005        2004         2005        2004         2005
                                          ----------  ----------   ----------  ----------   ----------
REVENUE

  Consulting Revenue                      $     -     $     -      $     -     $     -      $    7,250
                                           ---------   ---------    ---------   ---------    ---------
     Total Revenue                              -           -            -           -           7,250

EXPENSES

  General and Admin. Expense                   2,403       2,286        7,871       5,468      135,302
  Loss from Abandonment of Mining Leases        -           -            -           -          12,122
                                           ---------   ---------    ---------   ---------    ---------
     Total Expenses                            2,403       2,286        7,871       5,468      147,424

OTHER INCOME (EXPENSES)

  Loss attributable to minority interests       -           -            -           -           1,250
  Gain on Sale of Stock                         -           -            -           -           4,129
                                           ---------   ---------    ---------   ---------    ---------
                                                -           -            -           -           5,379

Net (loss) before provision  for taxes        (2,403)     (2,286)      (7,871)     (5,468)    (134,795)
                                           ---------   ---------    ---------   ---------    ---------
  Provision for Taxes                           -           -            -           -             400
                                           ---------   ---------    ---------   ---------    ---------
Net income (loss)                         $   (2,403) $   (2,286)  $   (7,871) $   (5,468)  $ (135,195)
                                           =========   =========    =========   =========    =========


Loss Per Share                                 (.00)       (.01)        (.00)       (.01)        (.02)

Average shares outstanding                 5,055,800   5,055,800    5,055,800   5,055,800

                         Apex Minerals Corporation
                       (a development stage company)
                          Statement of Cash Flows
                           For the Period Ended

                                                                       For the Period
                                                                       July 10, 1995
                                             For the Nine Months Ended   (Inception)
                                                     March 31,          to March 31,
                                                 2005         2004         2005
                                              ----------   ----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                            $   (7,871)  $   (5,468)  $ (135,195)
 Items not requiring cash flow:
  Amortization                                      -            -          17,772
  Increase in accrued expenses and
   accounts payable                                7,853        5,456       53,602
  Issuance of stock for services                    -            -           3,688
  Minority share of net loss                        -            -          (1,250)
  Loss from abandonment of lease                    -            -          12,122
                                               ---------    ---------    ---------
     Net Cash (Used) by Operating Activities         (18)         (12)     (49,261)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for:
   Mining claims                                    -            -          (9,944)
   Prepaid mining leases                            -            -         (18,518)
   Organization costs                               -            -            (557)
   Prepaid offering costs                           -            -          (3,947)
                                               ---------    ---------    ---------
     Net cash (used) by Investing Activities        -            -         (32,966)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                          -            -          79,750
  Loans from related parties                        -            -           5,000
                                               ---------    ---------    ---------
     Net Cash provided by Financing Activities      -            -          84,750
                                               ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH                      (18)         (34)       2,523

CASH AT BEGINNING OF PERIOD                        2,541        2,541         -
                                               ---------    ---------    ---------
CASH AT END OF PERIOD                         $    2,523   $    2,541   $    2,523
                                               =========    =========    =========

                         Apex Minerals Corporation
                       (a development stage company)
                    Statement of Cash Flows (continued)

                                                                       For the Period
                                                                       July 10, 1995
                                             For the Nine Months Ended   (Inception)
                                                     March 31,          to March 31,
                                                 2005         2004         2005
                                              ----------   ----------  -------------
Supplemental Cash Flow Information
  Cash paid for:
    Interest                                  $     -      $     -      $     -
    Taxes                                           -            -             200
                                               ---------    ---------    ---------
Non Cash Flow Information
  Stock issued for:
                                               ---------    ---------    ---------
    Services                                  $     -      $     -      $    3,688
    Organization costs                              -            -             250
    Mining claims                                   -            -             625

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

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                            PLAN OF OPERATIONS

     The Company had no revenues from operations during the fiscal year ended June 30, 2004, or the first three quarters ending March 31, 2005, and has had no significant revenues from operations since its inception in July 1995.

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

Off-Balance Sheet Arrangements

     Management does not believe the Company has any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources which would be material to investors

                     ITEM 3.  CONTROLS AND PROCEDURES

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

                                   APEX MINERALS CORPORATION

Date: May 23, 2005                 By /s/ Howard M.  Oveson
                                      Howard M. Oveson, President
                                      Principal Executive Officer and
                                      Financial and Accounting Officer)